Form 10-Q
period 2022-06-30
TITAN INTERNATIONAL INC
filed 2022-08-01
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2022
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

Indicate the number of shares of Titan International, Inc. outstanding: 62,804,660 shares of common stock, $0.0001 par value, as of July 25, 2022.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$572,895	$438,639	$1,128,892	$842,157
Cost of sales	463,242	377,169	932,510	727,422
Gross profit	109,653	61,470	196,382	114,735
Selling, general and administrative expenses	34,669	32,566	70,896	66,594
Research and development expenses	2,238	2,528	5,158	5,081
Royalty expense	3,045	2,657	5,919	5,110
Income from operations	69,701	23,719	114,409	37,950
Interest expense	(7,707)	(8,598)	(15,614)	(16,121)
Loss on senior note repurchase	—	(16,020)	—	(16,020)
Foreign exchange gain (loss)	2,234	(768)	7,551	8,709
Other income	23,694	1,232	14,835	864
Income (loss) before income taxes	87,922	(435)	121,181	15,382
Provision for income taxes	19,001	1,991	27,682	4,585
Net income (loss)	68,921	(2,426)	93,499	10,797
Net income (loss) attributable to noncontrolling interests	1,750	347	2,406	(4)
Net income (loss) attributable to Titan and applicable to common shareholders	$67,171	$(2,773)	$91,093	$10,801

Income (loss) per common share:
Basic	$1.07	$(0.04)	$1.44	$0.18
Diluted	$1.06	$(0.04)	$1.43	$0.17
Average common shares and equivalents outstanding:
Basic	62,671	61,717	63,262	61,592
Diluted	63,221	61,717	63,773	62,480

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2022	2021
Net income (loss)	$68,921	$(2,426)
Derivative gain	275	225
Currency translation adjustment, net	(11,536)	14,430
Pension liability adjustments, net of tax of $(162) and $3, respectively	431	692
Comprehensive income	58,091	12,921
Net comprehensive income attributable to redeemable and noncontrolling interests	8,979	490
Comprehensive income attributable to Titan	$49,112	$12,431

	Six months ended
	June 30,
	2022	2021
Net income	$93,499	$10,797
Derivative gain	578	265
Currency translation adjustment, net	5,739	(12,748)
Pension liability adjustments, net of tax of $(344) and $(41), respectively	975	1,565
Comprehensive income (loss)	100,791	(121)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	8,453	(374)
Comprehensive income attributable to Titan	$92,338	$253

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2022	December 31, 2021

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$116,703	$98,108
Accounts receivable, net	299,070	255,180
Inventories	422,764	392,615
Prepaid and other current assets	90,844	67,401
Total current assets	929,381	813,304
Property, plant and equipment, net	296,832	301,109
Operating lease assets	11,845	20,945
Deferred income taxes	16,395	16,831
Other long-term assets	34,731	30,496
Total assets	$1,289,184	$1,182,685

Liabilities
Current liabilities
Short-term debt	$44,059	$32,500
Accounts payable	284,802	278,099
Other current liabilities	168,398	140,214
Total current liabilities	497,259	450,813
Long-term debt	441,121	452,451
Deferred income taxes	4,892	3,978
Other long-term liabilities	40,242	48,271
Total liabilities	983,514	955,513

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 66,525,269 issued at June 30, 2022 and 66,492,660 at December 31, 2021)	—	—
Additional paid-in capital	562,774	562,340
Retained earnings (deficit)	5,654	(85,439)
Treasury stock (at cost, 3,750,492 shares at June 30, 2022 and 80,876 shares at December 31, 2021)	(23,848)	(1,121)
Accumulated other comprehensive loss	(245,235)	(246,480)
Total Titan shareholders’ equity	299,345	229,300
Noncontrolling interests	6,325	(2,128)
Total equity	305,670	227,172
Total liabilities and equity	$1,289,184	$1,182,685
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2022	66,411,784	$562,340	$(85,439)	$(1,121)	$(246,480)	$229,300	$(2,128)	$227,172
Net income			23,922			23,922	656	24,578
Currency translation adjustment					18,457	18,457	(1,182)	17,275
Pension liability adjustments, net of tax					544	544		544
Derivative gain					303	303		303
Stock-based compensation	212,440	(851)		1,339		488		488
Issuance of common stock under 401(k) plan	32,609	360				360		360
Common stock repurchase	(4,032,259)			(25,000)		(25,000)		(25,000)
Balance March 31, 2022	62,624,574	$561,849	$(61,517)	$(24,782)	$(227,176)	$248,374	$(2,654)	$245,720
Net income			67,171			67,171	1,750	68,921
Currency translation adjustment					(18,765)	(18,765)	7,229	(11,536)
Pension liability adjustments, net of tax					431	431		431
Derivative gain					275	275		275
Stock-based compensation	122,351	695		761		1,456		1,456
Issuance of treasury stock under 401(k) plan	27,852	230		173		403		403
Balance June 30, 2022	62,774,777	$562,774	$5,654	$(23,848)	$(245,235)	$299,345	$6,325	$305,670

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2021	61,376,981	$532,742	$(135,025)	$(1,199)	$(217,254)	$179,264	$(2,999)	$176,265
Net income (loss)			13,574			13,574	(351)	13,223
Currency translation adjustment					(26,665)	(26,665)	(513)	(27,178)
Pension liability adjustments, net of tax					873	873		873
Derivative gain					40	40		40
Stock-based compensation	146,322	487		82		569		569
Issuance of common stock under 401(k) plan	70,416	340				340		340
Balance March 31, 2021	61,593,719	$533,569	$(121,451)	$(1,117)	$(243,006)	$167,995	$(3,863)	$164,132
Net (loss) income			(2,773)			(2,773)	347	(2,426)
Currency translation adjustment					14,287	14,287	143	14,430
Pension liability adjustments, net of tax					692	692		692
Derivative gain					225	225		225
Stock-based compensation	578,516	787		(4)		783		783
Issuance of common stock under 401(k) plan	35,526	341				341		341
Balance June 30, 2021	62,207,761	$534,697	$(124,224)	$(1,121)	$(227,802)	$181,550	$(3,373)	$178,177

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2022	2021
Net income	$93,499	$10,797
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	22,245	24,918
Loss on sale of the Australian wheel business	10,890	—
Deferred income tax (benefit) provision	(292)	198
Income on indirect taxes	(22,450)	—
Gain on fixed asset and investment sale	(182)	(485)
Loss on senior note repurchase	—	16,020
Stock-based compensation	1,944	1,380
Issuance of stock under 401(k) plan	763	681
Foreign currency gain	(4,314)	(9,665)
(Increase) decrease in assets:
Accounts receivable	(49,527)	(72,765)
Inventories	(38,884)	(53,080)
Prepaid and other current assets	(1,817)	(10,350)
Other assets	(5,044)	3,154
Increase (decrease) in liabilities:
Accounts payable	7,480	71,051
Other current liabilities	32,162	7,993
Other liabilities	2,445	(7,334)
Net cash provided by (used for) operating activities	48,918	(17,487)
Cash flows from investing activities:
Capital expenditures	(19,464)	(14,637)
Proceeds from the sale of the Australian wheel business	9,293	—
Proceeds from sale of fixed assets	297	749
Net cash used for investing activities	(9,874)	(13,888)
Cash flows from financing activities:
Proceeds from borrowings	89,015	459,929
Repurchase of senior secured notes	—	(413,000)
Payment on debt	(86,004)	(34,040)
Repurchase of common stock	(25,000)	—
Other financing activities	(628)	(2,040)
Net cash (used for) provided by financing activities	(22,617)	10,849
Effect of exchange rate changes on cash	2,168	(1,101)
Net increase (decrease) in cash and cash equivalents	18,595	(21,627)
Cash and cash equivalents, beginning of period	98,108	117,431
Cash and cash equivalents, end of period	$116,703	$95,804

Supplemental information:
Interest paid	$16,027	$16,422
Income taxes paid, net of refunds received	$8,813	$7,101

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022 (the 2021 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 pandemic
The COVID-19 pandemic impact on the Company was less during the first two quarters of 2022 than in the comparable period in 2021. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the Company's operations began to return to historical levels during 2021 and continuing into the first two quarters of 2022, certain geographies (particularly China and Europe) continue to remain impacted by the COVID-19 pandemic due to new and emerging variants of COVID-19 resulting in employee absenteeism. Further, global supply chains are experiencing constraints as a result of the ongoing COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains are adding complexity to growth expectations in the near term. We expect that the pandemic will continue to have some impact on the Company's operations, though the nature and extent of the impact will depend on the duration and severity of the COVID-19 pandemic, the length of time it takes for more normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date and other uncertainties.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 (the senior secured notes due 2028) were carried at a cost of $395.0 million at June 30, 2022. The fair value of the senior secured notes due 2028 at June 30, 2022, as obtained through an independent pricing source, was approximately $373.8 million.

Russia-Ukraine Military Conflict
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States and other countries throughout the world.

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 9% and 7% of consolidated assets of Titan as of June 30, 2022 and December 31, 2021, respectively. The asset increase in the Russian entity was due to currency translation. The Russian operations represents approximately 6% of consolidated global sales for each of the three and six months ended June 30, 2022 and June 30, 2021. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business and the ancillary impacts that the military conflict could have on other global operations.

Sale of Australian wheel business
On March 29, 2022, the Company entered into a definitive agreement (the Agreement) for the sale of its Australian wheel business, to OTR Tyres, a leading Australian tire, wheel and service provider. The closing date of the transaction was March 31, 2022. The Agreement contains customary representations, warranties and covenants for transactions of this type. The sale included gross proceeds and cash repatriated of approximately $17.5 million, and the assumption by OTR Tyres of all

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
liabilities, including employee and lease obligations. Refer to footnote 13 for additional information on the loss on sale of the Australian wheel business.

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

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$306,969	$259,730
Allowance for doubtful accounts	(7,899)	(4,550)
Accounts receivable, net	$299,070	$255,180

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Raw material	$134,781	$135,241
Work-in-process	48,646	44,694
Finished goods	239,337	212,680
	$422,764	$392,615

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Land and improvements	$38,976	$41,010
Buildings and improvements	237,281	236,367
Machinery and equipment	587,357	578,816
Tools, dies and molds	113,214	111,169
Construction-in-process	28,182	20,288
	1,005,010	987,650
Less accumulated depreciation	(708,178)	(686,541)
	$296,832	$301,109

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Depreciation on property, plant and equipment for the six months ended June 30, 2022 and 2021 totaled $21.6 million and $24.0 million, respectively.

5. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) June 30, 2022	June 30, 2022	December 31, 2021
Amortizable intangible assets:
Patents, trademarks and other	10.98	$10,084	$10,084
Less accumulated amortization		(8,661)	(8,586)
		$1,423	$1,498
Amortization related to intangible assets for the six months ended June 30, 2022 and 2021 totaled $0.2 million and $0.3 million, respectively. Intangible assets are included as a component of other long-term assets in the Condensed Consolidated Balance Sheets.

The estimated aggregate amortization expense at June 30, 2022 for each of the years (or other periods) set forth below was as follows (amounts in thousands):

July 1 - December 31, 2022	$70
2023	145
2024	132
2025	123
2026	123
Thereafter	830
$1,423

6. WARRANTY

Changes in the warranty liability during the six months ended June 30, 2022 and 2021, respectively, consisted of the following (amounts in thousands):

	2022	2021
Warranty liability at beginning of the period	$16,628	$15,040
Provision for warranty liabilities	8,317	5,747
Warranty payments made	(5,690)	(4,795)
Warranty liability at end of the period	$19,255	$15,992

Warranty accruals are included as a component of other current liabilities on the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2022
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,046)	$394,954
Titan Europe credit facilities	45,049	—	45,049
Revolving credit facility	23,000	—	23,000
Other debt	22,177	—	22,177
Total debt	490,226	(5,046)	485,180
Less amounts due within one year	44,059	—	44,059
Total long-term debt	$446,167	$(5,046)	$441,121

	December 31, 2021
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,476)	$394,524
Titan Europe credit facilities	44,993	—	44,993
Revolving credit facility	30,000	—	30,000
Other debt	15,434	—	15,434
Total debt	490,427	(5,476)	484,951
Less amounts due within one year	32,500	—	32,500
Total long-term debt	$457,927	$(5,476)	$452,451

Aggregate principal maturities of long-term debt at June 30, 2022 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2022	$37,363
2023	14,215
2024	6,285
2025	3,285
2026	25,202
Thereafter	403,876
$490,226
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

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $45.0 million in aggregate principal amount at June 30, 2022. Maturity dates on this debt range from less than one year to five years.

Revolving credit facility
The Company has a $125 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
domestic subsidiaries and is scheduled to mature in October 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At June 30, 2022, under the Company's $125 million credit facility there were $23.0 million in borrowings and $7.2 million in outstanding letters of credit, and the amount available for borrowing totaled $94.8 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $14.6 million and $7.4 million at June 30, 2022, respectively. Maturity dates on these loans are one year or less. The Company expects to negotiate an extension of the maturity dates on these loans with the respective financial institutions, as needed.

8. REDEEMABLE NONCONTROLLING INTEREST

The Company and the Russian Direct Investment Fund (RDIF) own all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. On February 11, 2019, the Company entered into a definitive agreement (the Agreement) with an affiliate of the RDIF relating to the put option included in the Voltyre-Prom Shareholders' Agreement that was exercised by RDIF. Under the terms of the Agreement, in full satisfaction of the settlement put option that was exercised by RDIF, Titan paid $25 million in cash to RDIF at the closing of the transaction, and agreed, subject to the completion of regulatory approval, to issue 4,032,259 shares of restricted Titan common stock to RDIF in a private placement.

In November 2021, Titan received regulatory approval for the issuance of restricted Titan common stock to RDIF. On December 17, 2021, the Company issued 4,032,259 shares of restricted Titan common stock to the RDIF equity holders subject to the Company's right to repurchase the shares for $25 million until February 12, 2022.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Operating lease ROU assets	Operating lease assets	$11,845	$20,945

Operating lease current liabilities	Other current liabilities	$4,993	$6,180
Operating lease long-term liabilities	Other long-term liabilities	4,503	11,352
Total operating lease liabilities		$9,496	$17,532

Finance lease, gross	Property, plant & equipment, net	$5,825	$5,305
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,005)	(2,801)
Finance lease, net		$2,820	$2,504

Finance lease current liabilities	Other current liabilities	$2,343	$2,384
Finance lease long-term liabilities	Other long-term liabilities	3,188	3,878
Total finance lease liabilities		$5,531	$6,262
At June 30, 2022, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
July 1 - December 31, 2022	$3,584	$1,546
2023	4,496	2,233
2024	1,737	1,457
2025	518	669
2026	254	357
Thereafter	520	3
Total lease payments	$11,109	$6,265
Less imputed interest	1,613	734
	$9,496	$5,531

Weighted average remaining lease term (in years)	3.55	2.79
Supplemental cash flow information related to leases for the six months ended June 30, 2022 were as follows: operating cash flows from operating leases were $1.7 million and operating cash flows from finance leases were $0.1 million.

10. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.3 million to the pension plans during the six months ended June 30, 2022, and expects to contribute approximately $0.4 million to the pension plans during the remainder of 2022.

The components of net periodic pension (benefit) cost consisted of the following for the periods set forth below (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Service cost	$244	$181	$1,172	$338
Interest cost	717	713	1,434	1,413
Expected return on assets	(1,518)	(1,508)	(3,036)	(3,014)
Amortization of unrecognized prior service cost	(16)	(32)	(32)	(32)
Amortization of net unrecognized loss	(7)	696	(13)	1,393
Net periodic pension (benefit) cost	$(580)	$50	$(475)	$98
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income. The change in the net periodic pension (benefit) cost from 2021 to 2022 is due to the disposal of the Australian wheel business.

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
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$757	$714
Inventory	2,325	2,459
Other current assets	4,111	5,135
Property, plant and equipment, net	3,441	3,414
Other non-current assets	522	626
Total assets	$11,156	$12,348

Current liabilities	$1,385	$1,687
Other long-term liabilities	583	669
Total liabilities	$1,968	$2,356

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2022	December 31, 2021
Investments	$6,736	$6,402
Total VIE assets	6,736	6,402
Accounts payable	3,051	4,296
Maximum exposure to loss	$9,787	$10,698

12. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $3.0 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and $5.9 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively.

13. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Income on indirect taxes (1)	$22,450	$—	$22,450	$—
Loss on sale of Australian wheel business (2)	—	—	(10,890)	—
Proceeds from government grant (3)	—	—	1,324	—
Gain on legal settlement (4)	—	1,750	—	1,750
Equity investment income	322	60	570	124
Gain (loss) on sale of assets	72	(626)	182	165
Other income (expense)	850	48	1,199	(1,175)
	$23,694	$1,232	$14,835	$864

(1) In May 2022, the Brazilian tax authorities approved indirect tax credits to be applied against future tax obligations. Refer to Footnote 14 for additional information.

(2) The loss on sale of the Australian wheel business is comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. Refer to Footnote 1 for additional information.

(3) In August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. The Company received proceeds of an additional $1.9 million from the grant during the six months ended June 30, 2022, of which $1.3 million was recorded as other income to match to the historical depreciation recorded on the underlying assets.

(4) The gain on legal settlement relates to proceeds received from a steel supplier for the six months ended June 30, 2021.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. INCOME TAXES

The Company recorded income tax expense of $19.0 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $27.7 million and $4.6 million, respectively. The Company's effective income tax rate was 21.6% and (457.7)% for the three months ended June 30, 2022 and 2021, respectively, and 22.8% and 29.8% for the six months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the income tax expense each period differed due to an overall pre-tax income increase which resulted in the significant fluctuation in the effective tax rate. The year-to-date increase in income tax expense for the six months ended June 30, 2022 is due to improved profitability in foreign jurisdictions and tax due in certain jurisdictions for entities with valuation allowances established. The tax due in certain jurisdictions by entities with valuation allowances is primarily driven by Illinois state tax for the U.S. consolidated group due to Illinois’ law change which limits the net operating losses that can be utilized beginning in 2021.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that have a full valuation allowance on deferred tax assets. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2022 and 2021.

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

Brazilian Tax Credits
In June 2021, the Company’s Brazilian subsidiaries received a notice that they had prevailed on an existing legal claim in regards to certain non-income (indirect) taxes that had been previously charged and paid. The matter specifically relates to companies’ rights to exclude the state tax on goods circulation (a value-added-tax or VAT equivalent, known in Brazil as “ICMS”) from the calculation of certain additional indirect taxes (specifically the program of social integration (“PIS”) and contribution for financing of social security (“COFINS”)) levied by the Brazilian States on the sale of goods.

During the second quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for one of its Brazilian subsidiaries. For the three and six months ended June 30, 2022, the Company recorded $22.5 million within other income in the condensed consolidated statements of operations. The Company also recorded $7.8 million of income tax expense associated with the recognition of these indirect tax credits. The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations over the next twelve months.

During the third quarter of 2022, the Company plans to submit the related supporting documentation to the Brazilian tax authorities for its other Brazilian subsidiary. After review by the Brazilian tax authorities, the Company could receive approximately $10 million of additional indirect tax credits to be applied as credits against future PIS/COFINS and income tax obligations. The Company plans to recognize the full benefit of the indirect tax credits, contingent upon successful approval and verification from the Brazilian tax authorities.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss) attributable to Titan and applicable to common shareholders	$67,171	$(2,773)	$91,093	$10,801
Determination of shares:
Weighted average shares outstanding (basic)	62,671	61,717	63,262	61,592
Effect of equity awards	550	—	511	888
Weighted average shares outstanding (diluted)	63,221	61,717	63,773	62,480
Income (loss) per common share:
Basic	$1.07	$(0.04)	$1.44	$0.18
Diluted	$1.06	$(0.04)	$1.43	$0.17

16. LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business. Due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or liabilities pertaining to, legal judgments. In the opinion of management, the Company is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

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

The table below presents information about certain operating results, separated by market segments, for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales
Agricultural	$318,585	$231,504	$628,184	$440,263
Earthmoving/construction	210,370	176,715	411,629	341,522
Consumer	43,940	30,420	89,079	60,372
	$572,895	$438,639	$1,128,892	$842,157
Gross profit
Agricultural	$61,921	$35,291	$109,845	$65,080
Earthmoving/construction	36,317	22,328	67,692	42,070
Consumer	11,415	3,851	18,845	7,585
	$109,653	$61,470	$196,382	$114,735
Income from operations
Agricultural	$44,884	$20,789	$75,001	$36,072
Earthmoving/construction	22,276	7,462	38,116	13,037
Consumer	9,238	1,881	14,120	3,548
Corporate & Unallocated	(6,697)	(6,413)	(12,828)	(14,707)
Income from operations	69,701	23,719	114,409	37,950

Interest expense	(7,707)	(8,598)	(15,614)	(16,121)
Loss on senior note repurchase	—	(16,020)	—	(16,020)
Foreign exchange gain (loss)	2,234	(768)	7,551	8,709
Other income	23,694	1,232	14,835	864
Income (loss) before income taxes	$87,922	$(435)	$121,181	$15,382
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	June 30, 2022	December 31, 2021
Total assets
Agricultural	$578,913	$517,528
Earthmoving/construction	523,883	502,373
Consumer	142,829	133,906
Corporate & Unallocated	43,559	28,878
	$1,289,184	$1,182,685

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
18. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who is Mr. Maurice Taylor’s brother. Mr. Fred Taylor passed away on December 13, 2021. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc. Sales of Titan products to these companies were approximately $1.0 million and $2.3 million for the three and six months ended June 30, 2022, and approximately $0.8 million and $1.3 million for the three and six months ended June 30, 2021. Titan had purchases from these companies of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2022, and approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2021. Titan had trade receivables due from these companies of approximately $0.5 million at June 30, 2022, and approximately $0.2 million at December 31, 2021.  Sales commissions accrued to the above companies were approximately $0.4 million and $0.9 million for both the three and six months ended June 30, 2022 as compared to $0.5 million and $1.0 million paid for the three and six months ended June 30, 2021.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2022	$(217,602)	$264	$(9,838)	$(227,176)
Currency translation adjustments, net	(18,765)	—	—	(18,765)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(162)	—	—	431	431
Derivative gain	—	275	—	275
Balance at June 30, 2022	$(236,367)	$539	$(9,407)	$(245,235)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2022	$(236,059)	$(39)	$(10,382)	$(246,480)
Currency translation adjustments, net (1)	(308)	—	—	(308)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(344)	—	—	975	975
Derivative gain	—	578	—	578
Balance at June 30, 2022	$(236,367)	$539	$(9,407)	$(245,235)

(1) The currency translation adjustments, net includes amounts reclassified into other expense within the Condensed Consolidated Statements of Operations of approximately $10 million for the three months ended March 31, 2022 related to the sale of the Australian wheel business. Refer to Note 13 for additional information.

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

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended June 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$79,744	$572,895	$(79,744)	$572,895
Cost of sales	—	31,097	511,889	(79,744)	463,242
Gross profit	—	48,647	61,006	—	109,653
Selling, general and administrative expenses	2,490	13,053	19,126	—	34,669
Research and development expenses	239	829	1,170	—	2,238
Royalty expense	—	1,560	1,485	—	3,045
(Loss) income from operations	(2,729)	33,205	39,225	—	69,701
Interest expense	(7,540)	(3)	(164)	—	(7,707)
Intercompany interest income (expense)	371	1,080	(1,451)	—	—
Foreign exchange (loss) gain	—	(365)	2,599	—	2,234
Other income	12	533	23,149	—	23,694
(Loss) income before income taxes	(9,886)	34,450	63,358	—	87,922
Provision for income taxes	1,118	162	17,721	—	19,001
Equity in earnings (loss) of subsidiaries	81,038	—	20,792	(101,830)	—
Net income (loss)	70,034	34,288	66,429	(101,830)	68,921
Net income attributable to noncontrolling interests	—	—	1,750	—	1,750
Net income (loss) attributable to Titan	$70,034	$34,288	$64,679	$(101,830)	$67,171

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Six Months Ended June 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$165,543	$1,128,892	$(165,543)	$1,128,892
Cost of sales	—	77,913	1,020,140	(165,543)	932,510
Gross profit	—	87,630	108,752	—	196,382
Selling, general and administrative expenses	4,811	25,525	40,560	—	70,896
Research and development expenses	509	1,669	2,980	—	5,158
Royalty expense	230	2,865	2,824	—	5,919
(Loss) income from operations	(5,550)	57,571	62,388	—	114,409
Interest expense	(15,126)	(8)	(480)	—	(15,614)
Intercompany interest income (expense)	734	1,713	(2,447)	—	—
Foreign exchange gain	—	290	7,261	—	7,551
Other income	12	1,040	13,783	—	14,835
(Loss) income before income taxes	(19,930)	60,606	80,505	—	121,181
Provision for income taxes	2,360	296	25,026	—	27,682
Equity in earnings (loss) of subsidiaries	117,017	—	38,643	(155,660)	—
Net income (loss)	94,727	60,310	94,122	(155,660)	93,499
Net income attributable to noncontrolling interests	—	—	2,406	—	2,406
Net income (loss) attributable to Titan	$94,727	$60,310	$91,716	$(155,660)	$91,093

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended June 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$70,034	$34,288	$66,429	$(101,830)	$68,921
Derivative gain	—	—	275	—	275
Currency translation adjustment	—	—	(11,536)	—	(11,536)
Pension liability adjustments, net of tax	—	—	431	—	431
Comprehensive income (loss)	70,034	34,288	55,599	(101,830)	58,091
Net comprehensive income attributable to noncontrolling interests	—	—	8,979	—	8,979
Comprehensive income (loss) attributable to Titan	$70,034	$34,288	$46,620	$(101,830)	$49,112

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive (Loss) Income For the Six Months Ended June 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$94,727	$60,310	$94,122	$(155,660)	$93,499
Derivative gain	—	—	578	—	578
Currency translation adjustment	—	—	5,739	—	5,739
Pension liability adjustments, net of tax	—	—	975	—	975
Comprehensive income (loss)	94,727	60,310	101,414	(155,660)	100,791
Net comprehensive income attributable to noncontrolling interests	—	—	8,453	—	8,453
Comprehensive income (loss) attributable to Titan	$94,727	$60,310	$92,961	$(155,660)	$92,338

(Amounts in thousands)	Condensed Consolidating Balance Sheets June 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$22,539	$4	$94,160	$—	$116,703
Accounts receivable, net	—	40	299,030	—	299,070
Inventories	—	74,981	347,783	—	422,764
Prepaid and other current assets	988	16,196	73,660	—	90,844
Total current assets	23,527	91,221	814,633	—	929,381
Property, plant and equipment, net	592	80,042	216,198	—	296,832
Investment in subsidiaries	826,594	—	104,455	(931,049)	—
Other assets	1,148	13,910	47,913	—	62,971
Total assets	$851,861	$185,173	$1,183,199	$(931,049)	$1,289,184
Liabilities and Equity
Short-term debt	$—	$—	$44,059	$—	$44,059
Accounts payable	1,521	53,946	229,335	—	284,802
Other current liabilities	37,121	28,899	102,378	—	168,398
Total current liabilities	38,642	82,845	375,772	—	497,259
Long-term debt	417,954	—	23,167	—	441,121
Other long-term liabilities	192	4,978	39,964	—	45,134
Intercompany accounts	54,759	(522,829)	468,070	—	—
Titan shareholders' equity	340,314	620,179	269,901	(931,049)	299,345
Noncontrolling interests	—	—	6,325	—	6,325
Total liabilities and equity	$851,861	$185,173	$1,183,199	$(931,049)	$1,289,184

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Six Months Ended June 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used for) operating activities	$47,069	$6,585	$(4,736)	$48,918
Cash flows from investing activities:
Capital expenditures	—	(6,578)	(12,886)	(19,464)
Proceeds from the sale of the Australian wheel business	—	—	9,293	9,293
Proceeds from sale of fixed assets	—	—	297	297
Net cash used for investing activities	—	(6,578)	(3,296)	(9,874)
Cash flows from financing activities:
Proceeds from borrowings	65,430	—	23,585	89,015
Repurchase of common stock	(25,000)	—	—	(25,000)
Payment on debt	(72,000)	—	(14,004)	(86,004)
Other financing activities	—	(20)	(608)	(628)
Net cash (used for) provided by financing activities	(31,570)	(20)	8,973	(22,617)
Effect of exchange rate change on cash	—	—	2,168	2,168
Net increase (decrease) in cash and cash equivalents	15,499	(13)	3,109	18,595
Cash and cash equivalents, beginning of period	7,040	17	91,051	98,108
Cash and cash equivalents, end of period	$22,539	$4	$94,160	$116,703

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

COVID-19 Pandemic
The COVID-19 pandemic impact on the Company was less during the first two quarters of 2022 than in the comparable period in 2021. However, certain geographies (particularly China and Europe) continue to remain impacted by the COVID-19 pandemic due to new and emerging variants of COVID-19 resulting in employee absenteeism and minor disruptions to operations. Further, global supply chains are experiencing constraints partially as a result of the COVID-19 pandemic and other global impacts, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains add complexity to growth expectations in the near term.

Due to the above circumstances as described generally in this Form 10-Q, the Company’s results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company are uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Russia-Ukraine Military Conflict
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States and other countries throughout the world. The scope of potential additional sanctions is unknown.

The Company maintains operations in Russia and any such economic sanctions may result in an adverse effect on its Russian operations. The Company currently owns 64.3% of Voltyre-Prom, a producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 9% and 7% of consolidated assets of Titan as of June 30, 2022 and December 31, 2021, respectively. The asset increase in the Russian entity was due to currency translation. The Russian operations represents approximately 6% of consolidated global sales for each of the three and six months ended June 30, 2022 and June 30, 2021, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations.

As the military conflict in Ukraine exacerbates the global food crisis, Titan remains committed to the role it plays in the continuity of food supply and keeping essential goods moving, including its tire operation in Volgograd, Russia. Tires produced in the Voltyre-Prom facility are primarily sold into Commonwealth Independent States (CIS) countries, located in Europe and Asia. This facility is operating at lower levels in full compliance with all international sanctions on Russia. Titan has stopped any additional investments into this joint project and emphasizes that neither this operation, nor any other Titan operations, sells any products to the Russian military or other government agencies.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Brazilian Tax Credits
In June 2021, the Company’s Brazilian subsidiaries received a notice that they had prevailed on an existing legal claim in regards to certain non-income (indirect) taxes that had been previously charged and paid. The matter specifically relates to companies’ rights to exclude the state tax on goods circulation (a value-added-tax or VAT equivalent, known in Brazil as “ICMS”) from the calculation of certain additional indirect taxes (specifically the program of social integration (“PIS”) and contribution for financing of social security (“COFINS”)) levied by the Brazilian States on the sale of goods.

During the second quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for one of its Brazilian subsidiaries. For the three and six months ended June 30, 2022, the Company recorded $22.5 million within other income in the condensed consolidated statements of operations. The Company also recorded $7.8 million of income tax expense associated with the recognition of these indirect tax credits. The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations over the next twelve months.

During the third quarter of 2022, the Company plans to submit the related supporting documentation to the Brazilian tax authorities for its other Brazilian subsidiary. After review by the Brazilian tax authorities, the Company could receive approximately $10 million of additional indirect tax credits to be applied as credits against future PIS/COFINS and income tax obligations. The Company plans to recognize the full benefit of the indirect tax credits, contingent upon successful approval and verification from the Brazilian tax authorities.

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
•The effect of the military conflict between Russia and Ukraine on our Russian and global operations;
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
•Actions of domestic and foreign governments, including the imposition of additional tariffs and approval of tax credits or other incentives;
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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during the first and second quarters of 2022 and favorable market conditions across the globe are expected to continue the momentum for the remainder of 2022. Improved farmer income, replacement of an aging large equipment fleet and replenishment of lower equipment inventory levels are all factors which are anticipated to support continued strong demand for our products. Many of our customers are forecasting growth, providing further optimism of sustained stability in the market over the next few years, despite current global recession concerns. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by GDP by country and the need for infrastructure developments. The earthmoving/construction markets experienced signs of growth in 2021 as economies emerged from the pandemic and the momentum is expected to continue for the remainder of 2022. The continued momentum for the remainder of 2022 is due to low equipment inventory levels throughout the global construction industry and increased mining capital budgets, which continue to rise. Mineral commodity prices are at relatively high levels that also currently support growth, while global recession concerns could impact demand in various parts of the world.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, including custom mixing of rubber stock, and train brakes. Overall, the markets stabilized during 2021 and remained stable through the first and second quarters of 2022. However, the pace of growth can vary period to period, while there are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended			Six months ended
(amounts in thousands)	June 30,			June 30,
	2022	2021	% Increase/(Decrease)	2022	2021	% Increase
Net sales	$572,895	$438,639	30.6%	$1,128,892	$842,157	34.0%
Gross profit	109,653	61,470	78.4%	196,382	114,735	71.2%
Gross profit %	19.1%	14.0%		17.4%	13.6%
Selling, general and administrative expenses	34,669	32,566	6.5%	70,896	66,594	6.5%
Research and development expenses	2,238	2,528	(11.5)%	5,158	5,081	1.5%
Royalty expense	3,045	2,657	14.6%	5,919	5,110	15.8%
Income from operations	69,701	23,719	193.9%	114,409	37,950	201.5%

Net Sales
Net sales for the three months ended June 30, 2022 were $572.9 million, compared to $438.6 million in the comparable period of 2021, an increase of 30.6%. The net sales increase was across all segments and driven by price/product mix and volume, with price having a greater impact in the most recent quarter. The increase in net sales was unfavorably impacted by foreign currency translation of 2.7% or $11.9 million, primarily due to the weakening euro currency.

Net sales for the six months ended June 30, 2022 were $1,128.9 million, compared to $842.2 million in the comparable period of 2021, an increase of 34.0%. The net sales increase was across all segments and driven by price/product mix and volume. The increase in net sales was unfavorably impacted by foreign currency translation of 3.5% or $29.5 million, primarily due to the weakening euro currency.

Overall net sales price/product mix and volume improved for both the three and six months ended June 30, 2022 as compared to the prior year periods due to market growth in all segments. The price increase was due to rising raw material costs and other inflationary impacts in the markets, including freight and energy costs. The volume increase was driven by high commodity prices, improved farmer income, and replacement of an aging large equipment fleet. Global supply chains are experiencing constraints and volatility, including availability and pricing of raw materials, transportation and labor. Titan is also experiencing similar supply chain challenges and has been able to manage the situation effectively through each of the periods.

Gross Profit
Gross profit for the three months ended June 30, 2022 was $109.7 million, or 19.1% of net sales, an increase of $48.2 million compared to $61.5 million, or 14.0% of net sales, for the three months ended June 30, 2021.

Gross profit for the six months ended June 30, 2022 was $196.4 million, or 17.4% of net sales, an increase of $81.7 million compared to $114.7 million, or 13.6% of net sales, for the six months ended June 30, 2021.

The solid growth in gross profit and margin for both the three and six months ended June 30, 2022 as compared to the prior year periods was across all segments and was driven by the impact of increases in net sales, as described previously, and better overhead absorption in our production facilities. In addition, cost reduction and productivity initiatives continue to be executed across global production facilities.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2022 were $34.7 million, or 6.1% of net sales, compared to $32.6 million, or 7.4% of net sales, for the three months ended June 30, 2021.

Selling, general and administrative (SG&A) expenses for the six months ended June 30, 2022 were $70.9 million, or 6.3% of net sales, compared to $66.6 million, or 7.9% of net sales, for the six months ended June 30, 2021.

The increase in SG&A for both the three and six months ended June 30, 2022 as compared to the prior year periods was driven primarily by an increase in variable costs associated with improved operating performance and growth in sales.
Research and Development Expenses
Research and development (R&D) expenses for the three months ended June 30, 2022 were $2.2 million, or 0.4% of net sales, compared to $2.5 million, or 0.6% of net sales, for the comparable period in 2021. R&D expenses for the six months ended June 30, 2022 were $5.2 million, or 0.5% of net sales, compared to $5.1 million, or 0.6% of net sales, for the comparable period in 2021. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality.
Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended June 30, 2022 were $3.0 million, or 0.5% of net sales, compared to $2.7 million, or 0.6% of net sales, for the three months ended June 30, 2021. Royalty expenses for the six months ended June 30, 2022 were $5.9 million, or 0.5% of net sales, compared to $5.1 million, or 0.6% of net sales, for the six months ended June 30, 2021. The increase in royalty expenses are due to the increase in sales, as described previously, resulting in an increase in the amount of royalty expense incurred.

Income from Operations
Income from operations for the second quarter of 2022 was $69.7 million, compared to income from operations of $23.7 million for the second quarter of 2021. Income from operations for the six months ended June 30, 2022 was $114.4 million, compared to income from operations of $38.0 million for the six months ended June 30, 2021. The increase in income from operations for both the three and six months ended June 30, 2022 as compared to the prior year periods was primarily driven by higher sales and improvements in gross profit margins.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $7.7 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively, and $15.6 million and $16.1 million for the six months ended June 30, 2022 and 2021. The higher interest expense for both the three and six months ended June 30, 2021 was due to the refinancing of the senior secured notes during the second quarter of 2021 resulting in an additional interest expense.

Loss on Senior Note Repurchase
Loss on senior note repurchase was $16.0 million for the three months and six months ended June 30, 2021. The loss was in connection to the Company completing a call and redemption of all of its outstanding $400.0 million principal amount of Titan's 6.50% senior secured notes due 2023 during the second quarter of 2021.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $2.2 million for the three months ended June 30, 2022, compared to a loss of $0.8 million for the three months ended June 30, 2021. Foreign exchange gain was $7.6 million for the six months ended June 30, 2022, compared to a gain of $8.7 million for the six months ended June 30, 2021.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
The foreign exchange gain experienced during the three months and six months ended June 30, 2022 is primarily the result of a favorable impact of the movement of exchange rates in certain geographies in which we conduct business as well as the result of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

The foreign exchange loss experienced during the three months ended June 30, 2021 is the result of the unfavorable movements in foreign currency exchange rates in many of the geographies in which we conduct business. The foreign exchange gain experienced during the six months ended June 30, 2021 was related to realized foreign currency gains associated with an ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure.

Other Income
Other income was $23.7 million for the three months ended June 30, 2022, as compared to other income of $1.2 million in the comparable period of 2021.  The increase in other income for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily attributable to $22.5 million income on indirect tax credits related to Brazilian operations as mentioned previously.

Other income was $14.8 million for the six months ended June 30, 2022, as compared to other income of $0.9 million in the comparable period of 2021.  The increase in other income for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily attributable to $22.5 million income on indirect tax credits, and a gain of $1.3 million from a government grant associated with an earthquake that affected one of our Italian subsidiaries in May 2012. The increase in other income was partially offset by $10.9 million loss on sale of the Australian wheel business which was comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million.

Provision for Income Taxes
The Company recorded income tax expense of $19.0 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $27.7 million and $4.6 million, respectively. The Company's effective income tax rate was 21.6% and (457.7)% for the three months ended June 30, 2022 and 2021, respectively, and 22.8% and 29.8% for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the income tax expense each period differed due to an overall pre-tax income increase which resulted in the significant fluctuation in the effective tax rate. The year-to-date increase in income tax expense for the six months ended June 30, 2022 is due to improved profitability in foreign jurisdictions and tax due in certain jurisdictions for entities with valuation allowances established. The tax due in certain jurisdictions by entities with valuation allowances is primarily driven by Illinois state tax for the U.S. consolidated group due to Illinois’ law change which limits the net operating losses that can be utilized beginning in 2021.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that incurred a full valuation allowance on deferred tax assets. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the six months ended June 30, 2022 and 2021.

Net Income (Loss) and Income (Loss) per Share
Net income for the second quarter of 2022 was $68.9 million, compared to net loss of $2.4 million in the comparable quarter of 2021, an improvement of $71.3 million. For the quarter ended June 30, 2022 and 2021, basic income per share were $1.07 and $(0.04), respectively, and diluted income per share were $1.06 and $(0.04), respectively. The Company's net income and income per share increases were due to the items previously discussed.

Net income for the six months ended June 30, 2022 was $93.5 million, compared to net income of $10.8 million in the comparable period of 2021, an improvement of $82.7 million. For the six months ended June 30, 2022 and 2021, basic income per share were $1.44 and $0.18, respectively, and diluted income per share were $1.43 and $0.17, respectively. The Company's net income and income per share increases were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended June 30, 2022	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$318,585	$210,370	$43,940	$—	$572,895
Gross profit	61,921	36,317	11,415	—	109,653
Profit margin	19.4%	17.3%	26.0%	—	19.1%
Income (loss) from operations	44,884	22,276	9,238	(6,697)	69,701
Three months ended June 30, 2021
Net sales	$231,504	$176,715	$30,420	$—	$438,639
Gross profit	35,291	22,328	3,851	—	61,470
Profit margin	15.2%	12.6%	12.7%	—	14.0%
Income (loss) from operations	20,789	7,462	1,881	(6,413)	23,719

Six months ended June 30, 2022	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$628,184	$411,629	$89,079	$—	$1,128,892
Gross profit	109,845	67,692	18,845	—	196,382
Profit margin	17.5%	16.4%	21.2%	—	17.4%
Income (loss) from operations	75,001	38,116	14,120	(12,828)	114,409
Six months ended June 30, 2021
Net sales	$440,263	$341,522	$60,372	$—	$842,157
Gross profit	65,080	42,070	7,585	—	114,735
Profit margin	14.8%	12.3%	12.6%	—	13.6%
Income (loss) from operations	36,072	13,037	3,548	(14,707)	37,950

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2022	2021	% Increase	2022	2021	% Increase
Net sales	$318,585	$231,504	37.6%	$628,184	$440,263	42.7%
Gross profit	61,921	35,291	75.5%	109,845	65,080	68.8%
Profit margin	19.4%	15.2%	27.6%	17.5%	14.8%	18.2%
Income from operations	44,884	20,789	115.9%	75,001	36,072	107.9%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net sales in the agricultural segment were $318.6 million for the three months ended June 30, 2022, as compared to $231.5 million for the comparable period in 2021, an increase of 37.6%. Net sales was driven by price/product mix and volume, with price having a greater impact. Pricing is primarily reflective of increases in raw material and other inflationary cost increases in the markets, including freight and energy costs. The volume increase was due to increased demand in the global agricultural market, reflective of high farm commodity prices and increased farmer income, the need for replacement of an aging large equipment fleet and the need to replenish equipment inventory levels within the equipment dealer channels. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Europe, of 1.7%.

Gross profit in the agricultural segment was $61.9 million for the three months ended June 30, 2022, as compared to $35.3 million in the comparable quarter of 2021.  The increase in gross profit and margin is primarily attributable to the impact of increases in net sales as described previously and cost reduction and productivity initiatives executed across global production facilities. The Company balanced the increases of related raw materials and other inflationary cost impacts with corresponding price increases to protect profitability.

Income from operations in Titan's agricultural segment was $44.9 million for the three months ended June 30, 2022, as compared to income of $20.8 million for the three months ended June 30, 2021. The overall increase in income from operations is attributable to higher gross profit, described previously.

Net sales in the agricultural segment were $628.2 million for the six months ended June 30, 2022, as compared to $440.3 million for the comparable period in 2021, an increase of 42.7%. Net sales was driven by price/product mix and volume, with price having a greater impact. Pricing is primarily reflective of increases in raw material and other inflationary cost increases in the markets, including freight and energy costs. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Europe, of 3.6%.

Gross profit in the agricultural segment was $109.8 million for the six months ended June 30, 2022, as compared to $65.1 million in the comparable period in 2021.  The increase in gross profit and margin is primarily attributable to the impact of increases in net sales as described previously and cost reduction and productivity initiatives executed across global production facilities.

Income from operations in Titan's agricultural segment was $75.0 million for the six months ended June 30, 2022, as compared to income of $36.1 million for the six months ended June 30, 2021. The overall increase in income from operations is attributable to higher gross profit.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2022	2021	% Increase	2022	2021	% Increase
Net sales	$210,370	$176,715	19.0%	$411,629	$341,522	20.5%
Gross profit	36,317	22,328	62.7%	67,692	42,070	60.9%
Profit margin	17.3%	12.6%	37.3%	16.4%	12.3%	33.3%
Income from operations	22,276	7,462	198.5%	38,116	13,037	192.4%

The Company's earthmoving/construction segment net sales were $210.4 million for the three months ended June 30, 2022, as compared to $176.7 million in the comparable quarter of 2021, an increase of 19.0%. The increase in earthmoving/construction net sales was driven by increased price/product mix and volume, with price having a greater impact. Pricing increases were implemented because of inflationary input costs, described previously. Net sales were unfavorably impacted by foreign currency translation in Europe, which decreased net sales by 4.8%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Gross profit in the earthmoving/construction segment was $36.3 million for the three months ended June 30, 2022, as compared to $22.3 million for the three months ended June 30, 2021. The increase in gross profit and margin was primarily driven by better price realization and continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term. The Company balanced the increases related to raw materials and other inflationary cost impacts with corresponding price increases to maintain profitability.

The Company's earthmoving/construction segment income from operations was $22.3 million for the three months ended June 30, 2022, as compared to income of $7.5 million for the three months ended June 30, 2021. This improvement was due to increases in sales price, volume, and continued execution of cost containment measures taken to manage profitability.

The Company's earthmoving/construction segment net sales were $411.6 million for the six months ended June 30, 2022, as compared to $341.5 million in the comparable period in 2021, an increase of 21%. The increase in earthmoving/construction net sales was driven by increased price/product mix and volume, with price having a greater impact. Pricing increases were implemented because of inflationary input costs. Net sales was unfavorably impacted by foreign currency translation in Europe, which decreased net sales by 3.9%.

Gross profit in the earthmoving/construction segment was $67.7 million for the six months ended June 30, 2022, as compared to $42.1 million for the six months ended June 30, 2021. The increase in gross profit and margin was primarily driven by the impact of net sales as described previously and the continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term. The Company balanced the increases related to raw materials and other inflationary cost impacts with corresponding price increases to protect profitability.

The Company's earthmoving/construction segment income from operations was $38.1 million for the six months ended June 30, 2022, as compared to income of $13.0 million for the six months ended June 30, 2021. This improvement was due to increases in sales price, volume, and continued execution of cost containment measures taken to manage profitability.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Six months ended
	June 30,			June 30,
	2022	2021	% Increase	2022	2021	% Increase
Net sales	$43,940	$30,420	44.4%	$89,079	$60,372	47.6%
Gross profit	11,415	3,851	196.4%	18,845	7,585	148.5%
Profit margin	26.0%	12.7%	104.7%	21.2%	12.6%	68.3%
Income from operations	9,238	1,881	391.1%	14,120	3,548	298.0%

Consumer segment net sales were $43.9 million for the three months ended June 30, 2022, as compared to $30.4 million for the three months ended June 30, 2021, an increase of approximately 44.4%. The increase was driven by favorable price/product mix and volume impact to net sales. The increase in demand primarily related to specialty products in the United States, primarily custom mixing of rubber stock to third parties. Net sales were also favorably impacted by foreign currency translation, primarily in Latin America, which increased net sales by 1.9%.

Gross profit from the consumer segment was $11.4 million for the three months ended June 30, 2022, as compared to $3.9 million for the three months ended June 30, 2021 due primarily to sales growth, increased price/product mix and the positive impact of sales volume increase on overhead absorption. Margins related to the growth initiatives in specialty products in the United States are stronger than the average margins for other products in the segment.

Consumer segment income from operations was $9.2 million for the three months ended June 30, 2022, as compared to an income of $1.9 million for the three months ended June 30, 2021 due to increase in gross profit as mentioned previously.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer segment net sales were $89.1 million for the six months ended June 30, 2022, as compared to $60.4 million for the six months ended June 30, 2021, an increase of approximately 47.6%. The increase was driven by favorable price/product mix and volume impact to net sales. The increase in demand primarily related to specialty products in the United States, primarily custom mixing of rubber stock to third parties.

Gross profit from the consumer segment was $18.8 million for the six months ended June 30, 2022, as compared to $7.6 million for the six months ended June 30, 2021 due primarily to sales growth, increased price/product mix and the positive impact of sales volume increase on overhead absorption.

Consumer segment income from operations was $14.1 million for the six months ended June 30, 2022, as compared to an income of $3.5 million for the six months ended June 30, 2021 due to increase in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $6.7 million for the three months ended June 30, 2022, and $12.8 million for the six months ended June 30, 2022, as compared to $6.4 million for the three months ended June 30, 2021, and $14.7 million for the six months ended June 30, 2021. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The year over year change is related to reductions in certain SG&A expenses primarily associated with investments to improve our supply chain and logistics processes in 2021 which did not occur in 2022.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2022, the Company had $116.7 million of cash, which increased as compared to the December 31, 2021 ending balance of $98.1 million, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2022	2021	Change
Net income	$93,499	$10,797	$82,702
Depreciation and amortization	22,245	24,918	(2,673)
Deferred income tax provision	(292)	198	(490)
Income on indirect taxes	(22,450)	—	(22,450)
Loss on sale of the Australian wheel business	10,890	—	10,890
Foreign currency translation gain	(4,314)	(9,665)	5,351
Accounts receivable	(49,527)	(72,765)	23,238
Inventories	(38,884)	(53,080)	14,196
Prepaid and other current assets	(1,817)	(10,350)	8,533
Accounts payable	7,480	71,051	(63,571)
Other current liabilities	32,162	7,993	24,169
Other liabilities	2,445	(7,334)	9,779
Other operating activities	(2,519)	20,750	(23,269)
Cash provided by (used for) operating activities	$48,918	$(17,487)	$66,405

In the first six months of 2022, cash flows provided by operating activities was $48.9 million, driven primarily by increases in other current liabilities of $32.2 million which includes $19.2 million income tax payable increase in foreign jurisdictions. Cash flows provided by operating activities was offset partially by increases in accounts receivable of $49.5 million and increases in inventory of $38.9 million. Growth in these liquid working capital balances relates to the significant increase in sales activity during the period. Included in net income of $93.5 million was a non-cash charge for depreciation and amortization expense of $22.2 million, income on indirect taxes of $22.5 million, and loss on sale of the Australian wheel business of $10.9 million.

Operating cash flows increased by $66.4 million when comparing the first six months of 2022 to the comparable period in 2021, which is due to the impact of higher profitability in 2022 and the managed investments in working capital to support the business growth.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2022	2021	2021
Days sales outstanding	48	48	55
Days inventory outstanding	85	86	86
Days payable outstanding	(57)	(61)	(59)
Cash conversion cycle	76	73	82

Cash conversion cycle decreased by 6 days when comparing the quarter ended June 30, 2022 to June 30, 2021. It is due to strategic improvement in working capital management, specifically continued focus on customer cash collections and inventory management.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2022	2021	Change
Capital expenditures	$(19,464)	$(14,637)	$(4,827)
Proceeds from the sale of the Australian wheel business	9,293	—	9,293
Proceeds from sale of fixed assets	297	749	(452)
Cash used for investing activities	$(9,874)	(13,888)	$4,014
Net cash used for investing activities was $9.9 million in the first six months of 2022, as compared to net cash used for investing activities of $13.9 million in the first six months of 2021. The Company invested a total of $19.5 million in capital expenditures in the first six months of 2022, compared to $14.6 million in the comparable period of 2021. Capital expenditures during the first six months of 2022 and 2021 represent equipment replacement and improvements, along with new tools, dies and molds related to new product development, as the Company seeks to enhance the Company’s manufacturing capabilities and drive productivity gains. Cash provided by investing activities for the first six months of 2022 includes $9.3 million from proceeds for the sale of the Australian wheel business.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2022	2021	Change
Proceeds from borrowings	$89,015	$459,929	$(370,914)
Repurchase of senior secured notes	—	(413,000)	413,000
Payment on debt	(86,004)	(34,040)	(51,964)
Repurchase of common stock	(25,000)	—	(25,000)
Other financing activities	(628)	(2,040)	1,412
Cash (used for) provided by financing activities	$(22,617)	$10,849	$(33,466)
During the first six months of 2022, $22.6 million of cash was used for financing activities. Proceeds from borrowings provided $89.0 million, which was offset by payment on debt of $86.0 million and repurchase of common stock of $25.0 million. The Company borrowed on the domestic revolving credit facility during the first quarter of 2022 primarily to facilitate the repurchasing of the Company's common stock from RDIF, and subsequently repaid during the second quarter of 2022 as cash flow improved. The Company reduced its domestic credit facility outstanding balance during the second quarter of 2022 with cash provided from operations resulting in an outstanding balance of $23.0 million at June 30, 2022 as compared to $29.0 million at June 30, 2021.

Debt Restrictions
The Company’s $125 million revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of June 30, 2022), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limitations on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at June 30, 2022.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity Outlook
At June 30, 2022, the Company had $116.7 million of cash and cash equivalents. At June 30, 2022, under the Company's $125 million credit facility, there were $23.0 million in borrowings, $7.2 million in outstanding letters of credit, and the amount available totaled $94.8 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $116.7 million included $86.9 million held in foreign countries.

The Company is expecting full year capital expenditures to be around $45 million to $50 million. Cash payments for interest are currently forecasted to be approximately $16 million for the remainder of 2022 based on June 30, 2022 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payments totaling $28 million (paid in April and October) for the 7.00% senior secured notes.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

During June 2022, Moody’s Investors Service upgraded its credit rating for the Company, including its senior secured notes. The rating upgrade reflected Moody's expectation that favorable demand growth in Titan's end markets, primarily agricultural equipment, will support continued strength in the Company's credit metrics into 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

TITAN INTERNATIONAL, INC.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	August 1, 2022	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)