Form 10-Q
period 2022-09-30
TITAN INTERNATIONAL INC
filed 2022-11-07
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2022
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

Indicate the number of shares of Titan International, Inc. outstanding: 62,843,961 shares of common stock, $0.0001 par value, as of October 31, 2022.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales	$530,722	$450,382	$1,659,614	$1,292,539
Cost of sales	443,089	390,090	1,375,599	1,117,512
Gross profit	87,633	60,292	284,015	175,027
Selling, general and administrative expenses	31,410	32,217	102,306	98,811
Research and development expenses	2,434	2,370	7,592	7,451
Royalty expense	3,298	2,805	9,217	7,915
Income from operations	50,491	22,900	164,900	60,850
Interest expense	(7,221)	(7,818)	(22,835)	(23,939)
Loss on senior note repurchase	—	—	—	(16,020)
Foreign exchange gain	1,198	416	8,749	9,125
Other income	9,691	648	24,526	1,512
Income before income taxes	54,159	16,146	175,340	31,528
Provision for income taxes	11,446	5,342	39,128	9,927
Net income	42,713	10,804	136,212	21,601
Net (loss) income attributable to noncontrolling interests	(456)	(383)	1,950	(387)
Net income attributable to Titan and applicable to common shareholders	$43,169	$11,187	$134,262	$21,988

Income per common share:
Basic	$0.69	$0.18	$2.13	$0.36
Diluted	$0.68	$0.18	$2.11	$0.35
Average common shares and equivalents outstanding:
Basic	62,803	62,340	63,107	61,844
Diluted	63,229	62,601	63,587	62,523

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2022	2021
Net income	$42,713	$10,804
Derivative gain	287	54
Currency translation adjustment, net	(29,517)	(16,243)
Pension liability adjustments, net of tax of $(107) and $(42), respectively	241	797
Comprehensive income (loss)	13,724	(4,588)
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(1,101)	51
Comprehensive income (loss) attributable to Titan	$14,825	$(4,639)

	Nine months ended
	September 30,
	2022	2021
Net income	$136,212	$21,601
Derivative gain	865	319
Currency translation adjustment, net	(23,778)	(28,991)
Pension liability adjustments, net of tax of $(451) and $(83), respectively	1,216	2,362
Comprehensive income (loss)	114,515	(4,709)
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	7,352	(323)
Comprehensive income (loss) attributable to Titan	$107,163	$(4,386)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2022	December 31, 2021

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$116,581	$98,108
Accounts receivable, net	282,145	255,180
Inventories	412,967	392,615
Prepaid and other current assets	88,954	67,401
Total current assets	900,647	813,304
Property, plant and equipment, net	287,618	301,109
Operating lease assets	9,528	20,945
Deferred income taxes	16,416	16,831
Other long-term assets	33,270	30,496
Total assets	$1,247,479	$1,182,685

Liabilities
Current liabilities
Short-term debt	$32,300	$32,500
Accounts payable	256,715	278,099
Other current liabilities	181,937	140,214
Total current liabilities	470,952	450,813
Long-term debt	414,566	452,451
Deferred income taxes	4,242	3,978
Other long-term liabilities	36,732	48,271
Total liabilities	926,492	955,513

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 66,525,269 issued at September 30, 2022 and 66,492,660 at December 31, 2021)	—	—
Additional paid-in capital	564,181	562,340
Retained earnings (deficit)	48,823	(85,439)
Treasury stock (at cost, 3,720,609 shares at September 30, 2022 and 80,876 shares at December 31, 2021)	(23,662)	(1,121)
Accumulated other comprehensive loss	(273,579)	(246,480)
Total Titan shareholders’ equity	315,763	229,300
Noncontrolling interests	5,224	(2,128)
Total equity	320,987	227,172
Total liabilities and equity	$1,247,479	$1,182,685
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2022	66,411,784	$562,340	$(85,439)	$(1,121)	$(246,480)	$229,300	$(2,128)	$227,172
Net income			23,922			23,922	656	24,578
Currency translation adjustment, net					18,457	18,457	(1,182)	17,275
Pension liability adjustments, net of tax					544	544		544
Derivative gain					303	303		303
Stock-based compensation	212,440	(851)		1,339		488		488
Issuance of common stock under 401(k) plan	32,609	360				360		360
Common stock repurchase	(4,032,259)			(25,000)		(25,000)		(25,000)
Balance March 31, 2022	62,624,574	$561,849	$(61,517)	$(24,782)	$(227,176)	$248,374	$(2,654)	$245,720
Net income			67,171			67,171	1,750	68,921
Currency translation adjustment, net					(18,765)	(18,765)	7,229	(11,536)
Pension liability adjustments, net of tax					431	431		431
Derivative gain					275	275		275
Stock-based compensation	122,351	695		761		1,456		1,456
Issuance of treasury stock under 401(k) plan	27,852	230		173		403		403
Balance June 30, 2022	62,774,777	$562,774	$5,654	$(23,848)	$(245,235)	$299,345	$6,325	$305,670
Net income (loss)			43,169			43,169	(456)	42,713
Currency translation adjustment, net					(28,872)	(28,872)	(645)	(29,517)
Pension liability adjustments, net of tax					241	241		241
Derivative gain					287	287		287
Stock-based compensation		1,169				1,169		1,169
Issuance of treasury stock under 401(k) plan	29,883	238		186		424		424
Balance September 30, 2022	62,804,660	$564,181	$48,823	$(23,662)	$(273,579)	$315,763	$5,224	$320,987

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2021	61,376,981	$532,742	$(135,025)	$(1,199)	$(217,254)	$179,264	$(2,999)	$176,265
Net income (loss)			13,574			13,574	(351)	13,223
Currency translation adjustment, net					(26,665)	(26,665)	(513)	(27,178)
Pension liability adjustments, net of tax					873	873		873
Derivative gain					40	40		40
Stock-based compensation	146,322	487		82		569		569
Issuance of common stock under 401(k) plan	70,416	340				340		340
Balance March 31, 2021	61,593,719	$533,569	$(121,451)	$(1,117)	$(243,006)	$167,995	$(3,863)	$164,132
Net (loss) income			(2,773)			(2,773)	347	(2,426)
Currency translation adjustment, net					14,287	14,287	143	14,430
Pension liability adjustments, net of tax					692	692		692
Derivative gain					225	225		225
Stock-based compensation	578,516	787		(4)		783		783
Issuance of common stock under 401(k) plan	35,526	341				341		341
Balance June 30, 2021	62,207,761	$534,697	$(124,224)	$(1,121)	$(227,802)	$181,550	$(3,373)	$178,177
Net income (loss)			11,187			11,187	(383)	10,804
Currency translation adjustment, net					(16,677)	(16,677)	434	(16,243)
Pension liability adjustments, net of tax					797	797		797
Derivative gain					54	54		54
Stock-based compensation	97,439	650				650		650
Issuance of common stock under 401(k) plan	41,584	355				355		355
Balance September 30, 2021	62,346,784	$535,702	$(113,037)	$(1,121)	$(243,628)	$177,916	$(3,322)	$174,594

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2022	2021
Net income	$136,212	$21,601
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	32,283	36,345
Loss on sale of the Australian wheel business	10,890	—
Deferred income tax provision	(1,631)	(743)
Income on indirect taxes	(32,043)	—
Gain on fixed asset and investment sale	(256)	(569)
Loss on senior note repurchase	—	16,020
Stock-based compensation	3,113	2,029
Issuance of stock under 401(k) plan	1,186	1,036
Foreign currency gain	(4,176)	(12,042)
(Increase) decrease in assets:
Accounts receivable	(43,499)	(75,456)
Inventories	(44,180)	(89,496)
Prepaid and other current assets	6,361	(14,249)
Other assets	(4,352)	3,175
Increase (decrease) in liabilities:
Accounts payable	(9,516)	92,384
Other current liabilities	49,885	24,207
Other liabilities	1,963	(6,532)
Net cash provided by (used for) operating activities	102,240	(2,290)
Cash flows from investing activities:
Capital expenditures	(32,755)	(24,250)
Proceeds from the sale of the Australian wheel business	9,293	—
Proceeds from sale of fixed assets	680	1,139
Net cash used for investing activities	(22,782)	(23,111)
Cash flows from financing activities:
Proceeds from borrowings	88,907	482,293
Repurchase of senior secured notes	—	(413,000)
Payment on debt	(120,728)	(59,949)
Repurchase of common stock	(25,000)	—
Other financing activities	(720)	(2,069)
Net cash (used for) provided by financing activities	(57,541)	7,275
Effect of exchange rate changes on cash	(3,444)	(4,665)
Net increase (decrease) in cash and cash equivalents	18,473	(22,791)
Cash and cash equivalents, beginning of period	98,108	117,431
Cash and cash equivalents, end of period	$116,581	$94,640

Supplemental information:
Interest paid	$16,813	$15,035
Income taxes paid, net of refunds received	$27,723	$10,766

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

COVID-19 pandemic
The COVID-19 pandemic impact on the Company was less during the first three quarters of 2022 than in the comparable period in 2021. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the Company's operations began to return to historical levels during 2021 and continuing into the first three quarters of 2022, certain geographies (particularly China) continue to remain impacted due to new and emerging variants of COVID-19 resulting in employee absenteeism. Further, global supply chains are experiencing constraints following the COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. We expect that the post COVID-19 pandemic will continue to have some impact on the Company's operations, though the nature and extent of the impact will depend on the duration and severity of emerging variants of COVID-19.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 were carried at a cost of $395.2 million at September 30, 2022. The fair value of the senior secured notes due 2028 at September 30, 2022, as obtained through an independent pricing source, was approximately $362.8 million.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 8% and 7% of consolidated assets of Titan as of September 30, 2022 and December 31, 2021, respectively. The asset increase in the Russian entity was due to foreign currency translation. The Russian operations represent approximately 5% of consolidated global sales for both the three months ended September 30, 2022 and 2021 while representing 6% and 5% of consolidated global sales for the nine months ended September 30, 2022 and 2021, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Sale of Australian wheel business
On March 29, 2022, the Company entered into a definitive agreement (the Agreement) for the sale of its Australian wheel business, to OTR Tyres, a leading Australian tire, wheel and service provider. The closing date of the transaction was March 31, 2022. The Agreement contains customary representations, warranties and covenants for transactions of this type. The sale included gross proceeds and cash repatriated of approximately $17.5 million, and the assumption by OTR Tyres of all liabilities, including employee and lease obligations. Refer to footnote 13 for additional information on the loss on sale of the Australian wheel business.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Interest Paid Revision
An error was identified in the disclosure of interest paid within the supplemental information of the condensed consolidated statements of cash flow for the nine months ended September 30, 2021.

We evaluated the revision in accordance with Accounting Standards Codification (ASC) 250, Accounting Changes and Error Corrections and evaluated the materiality of the revision on prior periods' financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Quantifying Financial Statement Errors. We concluded that the revision was not material to any prior period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the error in the prior period presented. The revision did not have an impact on net income or earnings per share data for the year ended December 31, 2021.

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

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$289,600	$259,730
Allowance for doubtful accounts	(7,455)	(4,550)
Accounts receivable, net	$282,145	$255,180

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Raw material	$138,907	$135,241
Work-in-process	46,245	44,694
Finished goods	227,815	212,680
	$412,967	$392,615

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Land and improvements	$37,996	$41,010
Buildings and improvements	230,389	236,367
Machinery and equipment	584,861	578,816
Tools, dies and molds	111,162	111,169
Construction-in-process	29,936	20,288
	994,344	987,650
Less accumulated depreciation	(706,726)	(686,541)
	$287,618	$301,109

Depreciation on property, plant and equipment for the nine months ended September 30, 2022 and 2021 totaled $31.3 million and $35.1 million, respectively.

5. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

	Weighted Average Useful Lives (in years) September 30, 2022	September 30, 2022	December 31, 2021
Amortizable intangible assets:
Patents, trademarks and other	10.77	$10,084	$10,084
Less accumulated amortization		(8,699)	(8,586)
		$1,385	$1,498
Amortization related to intangible assets for the nine months ended September 30, 2022 and 2021 totaled $0.3 million and $0.6 million, respectively. Intangible assets are included as a component of other long-term assets in the Condensed Consolidated Balance Sheets.

The estimated aggregate amortization expense at September 30, 2022 for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2022	$32
2023	145
2024	132
2025	123
2026	123
Thereafter	830
$1,385

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. WARRANTY

Changes in the warranty liability during the nine months ended September 30, 2022 and 2021, respectively, consisted of the following (amounts in thousands):

	2022	2021
Warranty liability at beginning of the period	$16,628	$15,040
Provision for warranty liabilities	11,297	7,397
Warranty payments made	(8,419)	(6,039)
Warranty liability at end of the period	$19,506	$16,398

Warranty accruals are included as a component of other current liabilities on the Condensed Consolidated Balance Sheets.

7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2022
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(4,818)	$395,182
Titan Europe credit facilities	38,287	—	38,287
Other debt	13,397	—	13,397
Total debt	451,684	(4,818)	446,866
Less amounts due within one year	32,300	—	32,300
Total long-term debt	$419,384	$(4,818)	$414,566

	December 31, 2021
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,476)	$394,524
Titan Europe credit facilities	44,993	—	44,993
Revolving credit facility	30,000	—	30,000
Other debt	15,434	—	15,434
Total debt	490,427	(5,476)	484,951
Less amounts due within one year	32,500	—	32,500
Total long-term debt	$457,927	$(5,476)	$452,451

Aggregate principal maturities of long-term debt at September 30, 2022 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2022	$13,847
2023	20,903
2024	6,733
2025	2,838
2026	2,190
Thereafter	405,173
$451,684

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400.0 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan. The Company is subject to certain covenants associated with the senior secured notes due 2028 and remained in compliance with these debt covenants at September 30, 2022.

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $38.3 million in aggregate principal amount at September 30, 2022. Maturity dates on this debt range from less than one year to five years.

Revolving credit facility
The Company has a $125 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in October 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At September 30, 2022, under the Company's $125 million credit facility there were no borrowings and $7.2 million in outstanding letters of credit, and the amount available for borrowing totaled $117.8 million.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $10.1 million and $3.3 million at September 30, 2022, respectively. Maturity dates on these loans are one year or less. The Company expects to negotiate an extension of the maturity dates on these loans with the respective financial institutions, as needed.

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
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Operating lease ROU assets	Operating lease assets	$9,528	$20,945

Operating lease current liabilities	Other current liabilities	$4,462	$6,180
Operating lease long-term liabilities	Other long-term liabilities	2,825	11,352
Total operating lease liabilities		$7,287	$17,532

Finance lease, gross	Property, plant & equipment, net	$6,920	$5,305
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,446)	(2,801)
Finance lease, net		$3,474	$2,504

Finance lease current liabilities	Other current liabilities	$2,507	$2,384
Finance lease long-term liabilities	Other long-term liabilities	3,413	3,878
Total finance lease liabilities		$5,920	$6,262
At September 30, 2022, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
October 1 - December 31, 2022	$1,750	$1,030
2023	4,054	2,527
2024	1,597	1,472
2025	475	896
2026	263	553
Thereafter	496	5
Total lease payments	$8,635	$6,483
Less imputed interest	1,348	563
	$7,287	$5,920

Weighted average remaining lease term (in years)	2.48	2.71

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases for the nine months ended September 30, 2022 were as follows: operating cash flows from operating leases were $2.0 million.

10. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.4 million to the pension plans during the nine months ended September 30, 2022 and no amounts are expected to be contributed to the pension plans during the remainder of 2022.

The components of net periodic pension (benefit) cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Service cost	$43	$168	$1,215	$506
Interest cost	714	702	2,148	2,115
Expected return on assets	(1,518)	(1,505)	(4,554)	(4,519)
Amortization of unrecognized prior service cost	(15)	(14)	(47)	(46)
Amortization of net unrecognized (gain) loss	(5)	697	(18)	2,090
Net periodic pension (benefit) cost	$(781)	$48	$(1,256)	$146
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income. The change in the net periodic pension (benefit) cost from 2021 to 2022 is due to the disposal of the Australian wheel business.

11. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which the Titan is the primary beneficiary. One of these joint ventures operate distribution facilities that primarily distribute mining products. Titan is the 50% owner of the distribution facility located in Canada. Titan is also a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. The Company’s variable interests in these joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans. As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements. The other equity holders’ interests are reflected in “Net loss (income) attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,473	$714
Inventory	2,569	2,459
Other current assets	4,714	5,135
Property, plant and equipment, net	4,602	3,414
Other non-current assets	481	626
Total assets	$13,839	$12,348

Current liabilities	$2,272	$1,687
Other long-term liabilities	1,187	669
Total liabilities	$3,459	$2,356

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

	September 30, 2022	December 31, 2021
Investments	$6,316	$6,402
Total VIE assets	6,316	6,402
Accounts payable	2,762	4,296
Maximum exposure to loss	$9,078	$10,698

12. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $3.3 million and $2.8 million for the three months ended September 30, 2022 and 2021, respectively, and $9.2 million and $7.9 million for the nine months ended September 30, 2022 and 2021, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Income on indirect taxes (1)	$9,593	$—	$32,043	$—
Loss on sale of Australian wheel business (2)	—	—	(10,890)	—
Proceeds from government grant (3)	—	—	1,324	—
Gain on legal settlement (4)	—	—	—	1,750
Equity investment income	—	273	570	397
Gain on sale of assets	74	132	256	297
Other income (expense)	24	243	1,223	(932)
	$9,691	$648	$24,526	$1,512

(1) In May 2022 and September 2022, the Brazilian tax authorities approved indirect tax credits to be applied against future tax obligations. Refer to Footnote 14 for additional information.

(2) The loss on sale of the Australian wheel business is comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. Refer to Footnote 1 for additional information.

(3) In August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. The Company received proceeds of an additional $1.9 million from the grant during the nine months ended September 30, 2022, of which $1.3 million was recorded as other income to match to the historical depreciation recorded on the underlying assets.

(4) The gain on legal settlement relates to proceeds received from a steel supplier for the nine months ended September 30, 2021.

14. INCOME TAXES

The Company recorded income tax expense of $11.4 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $39.1 million and $9.9 million, respectively. The Company's effective income tax rate was 21.1% and 33.1% for the three months ended September 30, 2022 and 2021, respectively, and 22.3% and 31.5% for the nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the income tax expense each period differed due to an overall pre-tax income increase which resulted in the significant fluctuation in the effective tax rate. The year-to-date increase in income tax expense for the nine months ended September 30, 2022 is due to improved profitability in foreign jurisdictions.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that have a full valuation allowance on deferred tax assets. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for the nine months ended September 30, 2022 and 2021.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Given the Company’s recent history of earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to anticipate the reversal of valuation allowance recorded against the US deferred tax assets. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. Titan is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to our business, but at this time does not expect the Inflation Reduction Act to have a material impact on our financial results.

The Company recorded income tax and other taxes payable of $30.9 million and $9.3 million as of September 30, 2022 and December 31, 2021, which are included in the other current liabilities line of the condensed consolidated balance sheets. The change in the balance is primarily due to accruals associated with the taxable income for the Brazilian indirect tax credits received and the overall increase in profitability for the Company.

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

During the second and third quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for two of its Brazilian subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded $9.5 million and $32.0 million within other income in the condensed consolidated statements of operations. The Company also recorded $1.6 million and $9.4 million of income tax expense associated with the recognition of these indirect tax credits for the three and nine months ended September 30, 2022.

The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations over the next twelve months. For the nine month period ended September 30, 2022, the company has utilized approximately $10.0 million of the tax credits, which is included within income taxes paid of $27.7 million on the supplemental information of the condensed consolidated statement of cash flow. Excluding the utilization of $10.0 million of tax credits, the company paid approximately $17.7 million of income taxes for the nine month period ended September 30, 2022.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to Titan and applicable to common shareholders	$43,169	$11,187	$134,262	$21,988
Determination of shares:
Weighted average shares outstanding (basic)	62,803	62,340	63,107	61,844
Effect of equity awards	426	261	480	679
Weighted average shares outstanding (diluted)	63,229	62,601	63,587	62,523
Income per common share:
Basic	$0.69	$0.18	$2.13	$0.36
Diluted	$0.68	$0.18	$2.11	$0.35

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

The table below presents information about certain operating results, separated by market segments, for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales
Agricultural	$289,259	$244,373	$917,443	$684,636
Earthmoving/construction	199,921	168,408	611,550	509,930
Consumer	41,542	37,601	130,621	97,973
	$530,722	$450,382	$1,659,614	$1,292,539
Gross profit
Agricultural	$45,949	$33,214	$155,794	$98,294
Earthmoving/construction	34,959	21,263	102,651	63,333
Consumer	6,725	5,815	25,570	13,400
	$87,633	$60,292	$284,015	$175,027
Income from operations
Agricultural	$31,125	$18,156	$106,126	$54,228
Earthmoving/construction	21,836	7,913	59,952	20,950
Consumer	4,856	3,519	18,976	7,067
Corporate & Unallocated	(7,326)	(6,688)	(20,154)	(21,395)
Income from operations	50,491	22,900	164,900	60,850

Interest expense	(7,221)	(7,818)	(22,835)	(23,939)
Loss on senior note repurchase	—	—	—	(16,020)
Foreign exchange gain	1,198	416	8,749	9,125
Other income	9,691	648	24,526	1,512
Income before income taxes	$54,159	$16,146	$175,340	$31,528
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	September 30, 2022	December 31, 2021
Total assets
Agricultural	$553,326	$517,528
Earthmoving/construction	514,296	502,373
Consumer	137,967	133,906
Corporate & Unallocated	41,890	28,878
	$1,247,479	$1,182,685

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
18. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who was Mr. Maurice Taylor’s brother. Mr. Fred Taylor passed away on December 13, 2021. The companies with which Mr. Fred Taylor is associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc. Sales of Titan products to these companies were approximately $1.2 million and $3.5 million for the three and nine months ended September 30, 2022, and approximately $0.7 million and $2.0 million for the three and nine months ended September 30, 2021. Titan had purchases from these companies of approximately $0.5 million and $1.0 million for the three and nine months ended September 30, 2022, and approximately $0.1 million and $1.0 million for the three and nine months ended September 30, 2021. Titan had trade receivables due from these companies of approximately $0.4 million at September 30, 2022, and approximately $0.2 million at December 31, 2021.  Sales commissions accrued to the above companies were approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2022 as compared to $0.5 million and $1.5 million paid for the three and nine months ended September 30, 2021.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2022	$(236,367)	$539	$(9,407)	$(245,235)
Currency translation adjustments, net	(28,872)	—	—	(28,872)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(107)	—	—	241	241
Derivative gain	—	287	—	287
Balance at September 30, 2022	$(265,239)	$826	$(9,166)	$(273,579)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2022	$(236,059)	$(39)	$(10,382)	$(246,480)
Currency translation adjustments, net (1)	(29,180)	—	—	(29,180)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(451)	—	—	1,216	1,216
Derivative gain	—	865	—	865
Balance at September 30, 2022	$(265,239)	$826	$(9,166)	$(273,579)

(1) The currency translation adjustments, net includes currency translation on amounts reclassified into other expense within the Condensed Consolidated Statements of Operations of approximately $10 million for the nine months ended September 30, 2022 related to the sale of the Australian wheel business. Refer to Note 13 for additional information.

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

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Three Months Ended September 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$39,472	$530,722	$(39,472)	$530,722
Cost of sales	—	5,177	477,384	(39,472)	443,089
Gross profit	—	34,295	53,338	—	87,633
Selling, general and administrative expenses	2,100	12,277	17,033	—	31,410
Research and development expenses	275	817	1,342	—	2,434
Royalty expense	—	1,596	1,702	—	3,298
(Loss) income from operations	(2,375)	19,605	33,261	—	50,491
Interest (expense) income	(7,373)	(3)	155	—	(7,221)
Intercompany interest income (expense)	373	1,102	(1,475)	—	—
Foreign exchange (loss) gain	—	(155)	1,353	—	1,198
Other (expense) income	(22)	528	9,185	—	9,691
(Loss) income before income taxes	(9,397)	21,077	42,479	—	54,159
Provision for income taxes	941	50	10,455	—	11,446
Equity in earnings (loss) of subsidiaries	54,403	—	17,700	(72,103)	—
Net income (loss)	44,065	21,027	49,724	(72,103)	42,713
Net loss attributable to noncontrolling interests	—	—	(456)	—	(456)
Net income (loss) attributable to Titan	$44,065	$21,027	$50,180	$(72,103)	$43,169

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Operations For the Nine Months Ended September 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$205,015	$1,659,614	$(205,015)	$1,659,614
Cost of sales	—	83,090	1,497,524	(205,015)	1,375,599
Gross profit	—	121,925	162,090	—	284,015
Selling, general and administrative expenses	6,911	37,802	57,593	—	102,306
Research and development expenses	784	2,486	4,322	—	7,592
Royalty expense	230	4,461	4,526	—	9,217
(Loss) income from operations	(7,925)	77,176	95,649	—	164,900
Interest expense	(22,499)	(11)	(325)	—	(22,835)
Intercompany interest income (expense)	1,107	2,815	(3,922)	—	—
Foreign exchange gain	—	135	8,614	—	8,749
Other (loss) income	(10)	1,568	22,968	—	24,526
(Loss) income before income taxes	(29,327)	81,683	122,984	—	175,340
Provision for income taxes	3,301	346	35,481	—	39,128
Equity in earnings (loss) of subsidiaries	171,420	—	56,343	(227,763)	—
Net income (loss)	138,792	81,337	143,846	(227,763)	136,212
Net income attributable to noncontrolling interests	—	—	1,950	—	1,950
Net income (loss) attributable to Titan	$138,792	$81,337	$141,896	$(227,763)	$134,262

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Three Months Ended September 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$44,065	$21,027	$49,724	$(72,103)	$42,713
Derivative gain	—	—	287	—	287
Currency translation adjustment, net	—	—	(29,517)	—	(29,517)
Pension liability adjustments, net of tax	—	—	241	—	241
Comprehensive income (loss)	44,065	21,027	20,735	(72,103)	13,724
Net comprehensive loss attributable to noncontrolling interests	—	—	(1,101)	—	(1,101)
Comprehensive income (loss) attributable to Titan	$44,065	$21,027	$21,836	$(72,103)	$14,825

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$138,792	$81,337	$143,846	$(227,763)	$136,212
Derivative gain	—	—	865	—	865
Currency translation adjustment, net	—	—	(23,778)	—	(23,778)
Pension liability adjustments, net of tax	—	—	1,216	—	1,216
Comprehensive income (loss)	138,792	81,337	122,149	(227,763)	114,515
Net comprehensive income attributable to noncontrolling interests	—	—	7,352	—	7,352
Comprehensive income (loss) attributable to Titan	$138,792	$81,337	$114,797	$(227,763)	$107,163

(Amounts in thousands)	Condensed Consolidating Balance Sheets September 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$22,130	$2	$94,449	$—	$116,581
Accounts receivable, net	—	26	282,119	—	282,145
Inventories	—	80,745	332,222	—	412,967
Prepaid and other current assets	712	16,536	71,706	—	88,954
Total current assets	22,842	97,309	780,496	—	900,647
Property, plant and equipment, net	543	78,787	208,288	—	287,618
Investment in subsidiaries	852,976	—	176,461	(1,029,437)	—
Other assets	1,035	13,443	44,736	—	59,214
Total assets	$877,396	$189,539	$1,209,981	$(1,029,437)	$1,247,479
Liabilities and Equity
Short-term debt	$—	$—	$32,300	$—	$32,300
Accounts payable	1,294	53,399	202,022	—	256,715
Other current liabilities	47,296	29,517	105,124	—	181,937
Total current liabilities	48,590	82,916	339,446	—	470,952
Long-term debt	395,182	—	19,384	—	414,566
Other long-term liabilities	170	4,023	36,781	—	40,974
Intercompany accounts	76,722	(536,568)	459,846	—	—
Titan shareholders' equity	356,732	639,168	349,300	(1,029,437)	315,763
Noncontrolling interests	—	—	5,224	—	5,224
Total liabilities and equity	$877,396	$189,539	$1,209,981	$(1,029,437)	$1,247,479

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Condensed Consolidating Statements of Cash Flows For the Nine Months Ended September 30, 2022
	Titan Intl., Inc. (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$69,433	$9,634	$23,173	$102,240
Cash flows from investing activities:
Capital expenditures	—	(9,620)	(23,135)	(32,755)
Proceeds from the sale of the Australian wheel business	—	—	9,293	9,293
Proceeds from sale of fixed assets	—	3	677	680
Net cash used for investing activities	—	(9,617)	(13,165)	(22,782)
Cash flows from financing activities:
Proceeds from borrowings	65,657	—	23,250	88,907
Payment on debt	(95,000)	—	(25,728)	(120,728)
Repurchase of common stock	(25,000)	—	—	(25,000)
Other financing activities	—	(32)	(688)	(720)
Net cash used for financing activities	(54,343)	(32)	(3,166)	(57,541)
Effect of exchange rate change on cash	—	—	(3,444)	(3,444)
Net increase (decrease) in cash and cash equivalents	15,090	(15)	3,398	18,473
Cash and cash equivalents, beginning of period	7,040	17	91,051	98,108
Cash and cash equivalents, end of period	$22,130	$2	$94,449	$116,581

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

COVID-19 Pandemic
The COVID-19 pandemic impact on the Company was less during the first three quarters of 2022 than in the comparable period in 2021. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the Company's operations began to return to historical levels during 2021 and continuing into the first three quarters of 2022, certain geographies (particularly China) continue to remain impacted due to new and emerging variants of COVID-19 resulting in employee absenteeism. Further, global supply chains are experiencing constraints following the COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor.

Due to the above circumstances as described generally in this Form 10-Q, the Company’s results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. We expect that the post COVID-19 pandemic will continue to have some impact on the Company's operations, though the nature and extent of the impact will depend on the duration and severity of emerging variants of COVID-19.

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

The Company maintains operations in Russia and any such economic sanctions may result in an adverse effect on its Russian operations. The Company currently owns 64.3% of Voltyre-Prom, a producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 8% and 7% of consolidated assets of Titan as of September 30, 2022 and December 31, 2021, respectively. The asset increase in the Russian entity was due to currency translation. The Russian operations represent approximately 5% of consolidated global sales for both the three months ended September 30, 2022 and 2021 while representing 6% and 5% of consolidated global sales for the nine months ended September 30, 2022 and 2021, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations.

As the military conflict in Ukraine exacerbates the global food crisis, Titan remains committed to the role it plays in the continuity of food supply and keeping essential goods moving, including its tire operation in Volgograd, Russia. Tires produced in the Voltyre-Prom facility are primarily sold into Commonwealth of Independent States (CIS) countries, located in Europe and Asia. This facility is operating at lower levels in full compliance with all international sanctions on Russia. Titan has stopped any additional investments into this joint project and emphasizes that neither this operation, nor any other Titan operations, sells any products to the Russian military or other government agencies.

The potential impact of bans, sanction programs, and boycotts on our business is uncertain at the current time due to the fluid nature of the military conflict as it is unfolding. The potential impacts include supply chain and logistics disruptions, financial impacts including disruptions to the execution of banking transactions with certain Russian financial institutions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, loss of operational control and/or assets, heightened cybersecurity threats and other restrictions. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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

During the second and third quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for two of its Brazilian subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded $9.5 million and $32.0 million within other income in the condensed consolidated statements of operations. The Company also recorded $1.6 million and $9.4 million of income tax expense associated with the recognition of these indirect tax credits for the three and nine months ended September 30, 2022.

The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations over the next twelve months. For the nine month period ended September 30, 2022, the company has utilized approximately $10.0 million of the tax credits, which is included within income taxes paid of $27.7 million on the supplemental information of the condensed consolidated statement of cash flow. Excluding the utilization of $10.0 million of tax credits, the company paid approximately $17.7 million of income taxes for the nine month period ended September 30, 2022.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during the first three quarters of 2022. Improved farmer income, replacement of an aging large equipment fleet and replenishment of lower equipment inventory levels are all factors which are anticipated to support continued strong demand for our products. Many of our customers are forecasting growth into 2023, providing further optimism of sustained stability in the market, despite current global recession concerns. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by GDP by country and the need for infrastructure developments. The earthmoving/construction markets experienced signs of growth during the first three quarters of 2022 and the momentum is expected to continue given the low equipment inventory levels throughout the global construction industry and increased mining capital budgets. Mineral commodity prices are at relatively high levels that also currently support growth, while global recession concerns could impact demand in various parts of the world.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, including custom mixing of rubber stock, and train brakes. Overall, the markets stabilized during 2021 and remained stable through the first three quarters of 2022. However, the pace of growth can vary period to period. There are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended			Nine months ended
(amounts in thousands)	September 30,			September 30,
	2022	2021	% Increase/(Decrease)	2022	2021	% Increase
Net sales	$530,722	$450,382	18%	$1,659,614	$1,292,539	28%
Gross profit	87,633	60,292	45%	284,015	175,027	62%
Gross profit %	17%	13%		17%	14%
Selling, general and administrative expenses	31,410	32,217	(3)%	102,306	98,811	4%
Research and development expenses	2,434	2,370	3%	7,592	7,451	2%
Royalty expense	3,298	2,805	18%	9,217	7,915	16%
Income from operations	50,491	22,900	120%	164,900	60,850	171%

Net Sales
Net sales for the three months ended September 30, 2022 were $530.7 million, compared to $450.4 million in the comparable period of 2021, an increase of 18%. The net sales increase was across all segments and driven by price/product mix and volume, with price having a greater impact in the most recent quarter. The increase in net sales was unfavorably impacted by foreign currency translation of 4.7% or $21.0 million, primarily due to the weakening euro and Turkish lira.

Net sales for the nine months ended September 30, 2022 were $1,659.6 million, compared to $1,292.5 million in the comparable period of 2021, an increase of 28%. The net sales increase was across all segments and driven by price/product mix and volume. The increase in net sales was unfavorably impacted by foreign currency translation of 3.9% or $50.5 million, primarily due to the weakening euro and Turkish lira.

Overall net sales price/product mix and volume improved for both the three and nine months ended September 30, 2022 as compared to the prior year periods due to market growth in all segments. The price increase was due to rising raw material costs and other inflationary impacts in the markets, including freight and energy costs. The volume increase was driven by increased customer demand which is reflective of higher commodity prices, improved farmer income, and replacement of an aging large equipment fleet in the global agricultural markets. Construction and mining markets are also improved in 2022, reflective of recovery after depressed markets during the pandemic and stronger mining commodity prices. Global supply chains are experiencing constraints and volatility, including availability and pricing of raw materials, transportation and labor. Titan is also experiencing similar supply chain challenges and has been able to manage the situation effectively through each of the periods.

Gross Profit
Gross profit for the three months ended September 30, 2022 was $87.6 million, or 17% of net sales, an increase of $27.3 million compared to $60.3 million, or 13% of net sales, for the three months ended September 30, 2021.

Gross profit for the nine months ended September 30, 2022 was $284.0 million, or 17% of net sales, an increase of $109.0 million compared to $175.0 million, or 14% of net sales, for the nine months ended September 30, 2021.

The solid growth in gross profit and margin for both the three and nine months ended September 30, 2022 as compared to the prior year periods was across all segments and was driven by the impact of increases in net sales, as described previously, and improved operating leverage in our production facilities. In addition, cost reduction and productivity initiatives continue to be executed across global production facilities.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the three months ended September 30, 2022 were $31.4 million, or 6% of net sales, compared to $32.2 million, or 7% of net sales, for the three months ended September 30, 2021.

The decrease in SG&A for the three months ended September 30, 2022 as compared to the prior year periods was driven primarily by a decrease in legal fees, and variable expenses associated with Australian wheel business that was sold in the first quarter of 2022.
Selling, general and administrative expenses for the nine months ended September 30, 2022 were $102.3 million, or 6% of net sales, compared to $98.8 million, or 8% of net sales, for the nine months ended September 30, 2021.

The increase in SG&A for the nine months ended September 30, 2022 as compared to the prior year periods was driven primarily by an increase in variable costs associated with improved operating performance and growth in sales.
Research and Development Expenses
Research and development (R&D) expenses for the three months ended September 30, 2022 were $2.4 million, or less than 1% of net sales, compared to $2.4 million, or 1% of net sales, for the comparable period in 2021. R&D expenses for the nine months ended September 30, 2022 were $7.6 million, or less than 1% of net sales, compared to $7.5 million, or 1% of net sales, for the comparable period in 2021. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality and innovation.
Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended September 30, 2022 were $3.3 million, or 1% of net sales, compared to $2.8 million, or 1% of net sales, for the three months ended September 30, 2021. Royalty expenses for the nine months ended September 30, 2022 were $9.2 million, or 1% of net sales, compared to $7.9 million, or 1% of net sales, for the nine months ended September 30, 2021. The increase in royalty expenses are due to the increase in sales, as described previously, resulting in an increase in the amount of royalty expense incurred.

Income from Operations
Income from operations for the third quarter of 2022 was $50.5 million, compared to income from operations of $22.9 million for the third quarter of 2021. Income from operations for the nine months ended September 30, 2022 was $164.9 million, compared to income from operations of $60.9 million for the nine months ended September 30, 2021. The increase in income from operations for both the three and nine months ended September 30, 2022 as compared to the prior year periods was primarily driven by higher sales and improvements in gross profit margins.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $7.2 million and $7.8 million for the three months ended September 30, 2022 and 2021, respectively, and $22.8 million and $23.9 million for the nine months ended September 30, 2022 and 2021. The decrease in interest expense for the three months ended September 30, 2022 was due to the reduced borrowing under the Company's credit facility in the third quarter of 2022. The decrease in interest expense for the nine months ended September 30, 2022 was due to the reduced borrowing under the Company's global credit facilities and the refinancing of the senior secured notes during the second quarter of 2021 resulting in an additional interest expense in 2021 which did not occur in 2022.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Foreign Exchange Gain
Foreign exchange gain was $1.2 million for the three months ended September 30, 2022, compared to a gain of $0.4 million for the three months ended September 30, 2021. Foreign exchange gain was $8.7 million for the nine months ended September 30, 2022, compared to a gain of $9.1 million for the nine months ended September 30, 2021.

The foreign exchange gain experienced during the three and nine months ended September 30, 2022 is primarily the result of a favorable impact of the movement of exchange rates in certain geographies in which we conduct business. The foreign exchange gain experienced during the three and nine months ended September 30, 2021 is primarily the result of the closeout of certain legal entities as part of the ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure as well as a favorable impact of the movement of exchange rates.

Other Income
Other income was $9.7 million for the three months ended September 30, 2022, as compared to other income of $0.6 million in the comparable period of 2021.  The increase in other income for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily attributable to $9.5 million income on indirect tax credits related to Brazilian operations as mentioned previously.

Other income was $24.5 million for the nine months ended September 30, 2022, as compared to other income of $1.5 million in the comparable period of 2021.  The increase in other income for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily attributable to $32.0 million income on indirect tax credits, and a gain of $1.3 million from a government grant associated with an earthquake that affected one of our Italian subsidiaries in May 2012. The increase in other income was partially offset by $10.9 million loss on sale of the Australian wheel business which was comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million.

Provision for Income Taxes
The Company recorded income tax expense of $11.4 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $39.1 million and $9.9 million, respectively. The Company's effective income tax rate was 21.1% and 33.1% for the three months ended September 30, 2022 and 2021, respectively, and 22.3% and 31.5% for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, the income tax expense each period differed due to an overall pre-tax income increase which resulted in the significant fluctuation in the effective tax rate. The year-to-date increase in income tax expense for the nine months ended September 30, 2022 is due to improved profitability in foreign jurisdictions.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that have a full valuation allowance on deferred tax assets. In addition, there were non-deductible royalty expenses and statutorily required income adjustments made in certain foreign jurisdictions that negatively impacted the tax rate for nine months ended September 30, 2022 and 2021.

Given the Company’s recent history of earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to anticipate the reversal of valuation allowance recorded against the US deferred tax assets. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.

On August 16, 2022, the Inflation Reduction Act (H.R. 5376) was signed into law in the United States. Titan is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to our business, but at this time does not expect the Inflation Reduction Act to have a material impact on our financial results, including on the Company's annual estimated effective tax rate.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net Income and Income per Share
Net income for the third quarter of 2022 was $42.7 million, compared to net income of $10.8 million in the comparable quarter of 2021, an improvement of $31.9 million. For the quarter ended September 30, 2022 and 2021, basic income per share were $0.69 and $0.18, respectively, and diluted income per share were $0.68 and $0.18, respectively. The Company's net income and income per share increases were due to the items previously discussed.

Net income for the nine months ended September 30, 2022 was $136.2 million, compared to net income of $21.6 million in the comparable period of 2021, an improvement of $114.6 million. For the nine months ended September 30, 2022 and 2021, basic income per share were $2.13 and $0.36, respectively, and diluted income per share were $2.11 and $0.35, respectively. The Company's net income and income per share increases were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands):

Three months ended September 30, 2022	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$289,259	$199,921	$41,542	$—	$530,722
Gross profit	45,949	34,959	6,725	—	87,633
Profit margin	16%	17%	16%	—	17%
Income (loss) from operations	31,125	21,836	4,856	(7,326)	50,491
Three months ended September 30, 2021
Net sales	$244,373	$168,408	$37,601	$—	$450,382
Gross profit	33,214	21,263	5,815	—	60,292
Profit margin	14%	13%	15%	—	13%
Income (loss) from operations	18,156	7,913	3,519	(6,688)	22,900

Nine months ended September 30, 2022	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$917,443	$611,550	$130,621	$—	$1,659,614
Gross profit	155,794	102,651	25,570	—	284,015
Profit margin	17%	17%	20%	—	17%
Income (loss) from operations	106,126	59,952	18,976	(20,154)	164,900
Nine months ended September 30, 2021
Net sales	$684,636	$509,930	$97,973	$—	$1,292,539
Gross profit	98,294	63,333	13,400	—	175,027
Profit margin	14%	12%	14%	—	14%
Income (loss) from operations	54,228	20,950	7,067	(21,395)	60,850

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2022	2021	% Increase	2022	2021	% Increase
Net sales	$289,259	$244,373	18%	$917,443	$684,636	34%
Gross profit	45,949	33,214	38%	155,794	98,294	58%
Profit margin	16%	14%	17%	17%	14%	18%
Income from operations	31,125	18,156	71%	106,126	54,228	96%

Net sales in the agricultural segment were $289.3 million for the three months ended September 30, 2022, as compared to $244.4 million for the comparable period in 2021, an increase of 18%. Net sales was driven by price/product mix and volume, with price having a greater impact. Pricing is primarily reflective of increases in raw material and other inflationary cost increases in the markets, including freight and energy costs. The volume increase was due to increased demand in the global agricultural market, reflective of high farm commodity prices and increased farmer income, the need for replacement of an aging large equipment fleet and the need to replenish equipment inventory levels within the equipment dealer channels. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Europe, of 3.0%.

Gross profit in the agricultural segment was $45.9 million for the three months ended September 30, 2022, as compared to $33.2 million in the comparable quarter of 2021.  The increase in gross profit and margin is primarily attributable to the impact of increases in net sales as described previously and cost reduction and productivity initiatives executed across global production facilities. The Company balanced the increases of related raw materials and other inflationary cost impacts with corresponding price increases to protect profitability.

Income from operations in Titan's agricultural segment was $31.1 million for the three months ended September 30, 2022, as compared to income of $18.2 million for the three months ended September 30, 2021. The overall increase in income from operations is attributable to higher gross profit, described previously.

Net sales in the agricultural segment were $917.4 million for the nine months ended September 30, 2022, as compared to $684.6 million for the comparable period in 2021, an increase of 34%. Net sales was driven by price/product mix and volume. Pricing is primarily reflective of increases in raw material and other inflationary cost increases in the markets, including freight and energy costs. The overall increase in net sales was partially offset by unfavorable currency translation, primarily in Europe, of 3.4%.

Gross profit in the agricultural segment was $155.8 million for the nine months ended September 30, 2022, as compared to $98.3 million in the comparable period in 2021.  The increase in gross profit and margin is primarily attributable to the impact of increases in net sales as described previously and cost reduction and productivity initiatives executed across global production facilities.

Income from operations in Titan's agricultural segment was $106.1 million for the nine months ended September 30, 2022, as compared to income of $54.2 million for the nine months ended September 30, 2021. The overall increase in income from operations is attributable to higher gross profit.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2022	2021	% Increase	2022	2021	% Increase
Net sales	$199,921	$168,408	19%	$611,550	$509,930	20%
Gross profit	34,959	21,263	64%	102,651	63,333	62%
Profit margin	17%	13%	38%	17%	12%	35%
Income from operations	21,836	7,913	176%	59,952	20,950	186%

The Company's earthmoving/construction segment net sales were $199.9 million for the three months ended September 30, 2022, as compared to $168.4 million in the comparable quarter of 2021, an increase of 19%. The increase in earthmoving/construction net sales was driven by increased price/product mix and volume, with price having a greater impact. Pricing increases were implemented because of inflationary input costs, primarily energy and freight costs, along with fluctuations in the price of steel. Net sales were unfavorably impacted by foreign currency translation in Europe, which decreased net sales by 8.0%.

Gross profit in the earthmoving/construction segment was $35.0 million for the three months ended September 30, 2022, as compared to $21.3 million for the three months ended September 30, 2021. The increase in gross profit and margin was primarily driven by better price realization and continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term. The Company balanced the increases related to raw materials and other inflationary cost impacts with corresponding price increases to maintain profitability.

The Company's earthmoving/construction segment income from operations was $21.8 million for the three months ended September 30, 2022, as compared to income of $7.9 million for the three months ended September 30, 2021. This improvement was due to increases in sales price, volume, and continued execution of cost containment measures taken to manage profitability.

The Company's earthmoving/construction segment net sales were $611.6 million for the nine months ended September 30, 2022, as compared to $509.9 million in the comparable period in 2021, an increase of 20%. The increase in earthmoving/construction net sales was driven by increased price/product mix and volume. Pricing increases were implemented because of inflationary input costs. Net sales was unfavorably impacted by foreign currency translation in Europe, which decreased net sales by 5.3%.

Gross profit in the earthmoving/construction segment was $102.7 million for the nine months ended September 30, 2022, as compared to $63.3 million for the nine months ended September 30, 2021. The increase in gross profit and margin was primarily driven by the impact of net sales as described previously and the continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term. The Company balanced the increases related to raw materials and other inflationary cost impacts with corresponding price increases to protect profitability.

The Company's earthmoving/construction segment income from operations was $60.0 million for the nine months ended September 30, 2022, as compared to income of $21.0 million for the nine months ended September 30, 2021. This improvement was due to increases in sales price, volume, and continued execution of cost containment measures taken to manage profitability.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands)	Three months ended			Nine months ended
	September 30,			September 30,
	2022	2021	% Increase	2022	2021	% Increase
Net sales	$41,542	$37,601	10%	$130,621	$97,973	33%
Gross profit	6,725	5,815	16%	25,570	13,400	91%
Profit margin	16%	15%	5%	20%	14%	43%
Income from operations	4,856	3,519	38%	18,976	7,067	169%

Consumer segment net sales were $41.5 million for the three months ended September 30, 2022, as compared to $37.6 million for the three months ended September 30, 2021, an increase of approximately 10%. The increase was driven by favorable price/product mix and volume impact to net sales. The increase in demand is primarily related to specialty products in the United States, primarily custom mixing of rubber stock to third parties, which was partially offset by softness in the utility truck business in Latin America. Net sales were unfavorably impacted by foreign currency translation, primarily in Europe, which decreased net sales by 0.6%.

Gross profit from the consumer segment was $6.7 million for the three months ended September 30, 2022, as compared to $5.8 million for the three months ended September 30, 2021 due primarily to sales growth, increased price/product mix and the positive impact of sales volume increases on improved operating leverage.

Consumer segment income from operations was $4.9 million for the three months ended September 30, 2022, as compared to an income of $3.5 million for the three months ended September 30, 2021 due to increase in gross profit as mentioned previously.

Consumer segment net sales were $130.6 million for the nine months ended September 30, 2022, as compared to $98.0 million for the nine months ended September 30, 2021, an increase of approximately 33%. The increase was driven by favorable price/product mix and volume impact to net sales. The increase in demand primarily related to specialty products in the United States, primarily custom mixing of rubber stock to third parties. Net sales were unfavorably impacted by foreign currency translation, primarily in Europe, which decreased net sales by 0.3%.

Gross profit from the consumer segment was $25.6 million for the nine months ended September 30, 2022, as compared to $13.4 million for the nine months ended September 30, 2021 due primarily to sales growth, increased price/product mix and the positive impact of sales volume increase on operating leverage. Margins related to the growth initiatives in specialty products in the United States are stronger than the average margins for other products in the segment.

Consumer segment income from operations was $19.0 million for the nine months ended September 30, 2022, as compared to an income of $7.1 million for the nine months ended September 30, 2021 due to increase in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $7.3 million for the three months ended September 30, 2022, and $20.2 million for the nine months ended September 30, 2022, as compared to $6.7 million for the three months ended September 30, 2021, and $21.4 million for the nine months ended September 30, 2021. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The year over year change is related to reductions in certain SG&A expenses primarily associated with investments to improve our supply chain and logistics processes in 2021 which did not occur in 2022.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2022, the Company had $116.6 million of cash, which increased as compared to the December 31, 2021 ending balance of $98.1 million, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2022	2021	Change
Net income	$136,212	$21,601	$114,611
Depreciation and amortization	32,283	36,345	(4,062)
Loss on sale of the Australian wheel business	10,890	—	10,890
Deferred income tax (benefit) provision	(1,631)	(743)	(888)
Income on indirect taxes	(32,043)	—	(32,043)
Foreign currency gain	(4,176)	(12,042)	7,866
Accounts receivable	(43,499)	(75,456)	31,957
Inventories	(44,180)	(89,496)	45,316
Prepaid and other current assets	6,361	(14,249)	20,610
Other assets	(4,352)	3,175	(7,527)
Accounts payable	(9,516)	92,384	(101,900)
Other current liabilities	49,885	24,207	25,678
Other liabilities	1,963	(6,532)	8,495
Other operating activities	4,043	18,516	(14,473)
Cash provided by (used for) operating activities	$102,240	$(2,290)	$104,530

In the first nine months of 2022, cash flows provided by operating activities was $102.2 million, driven primarily by the improved net income. Increases in other current liabilities of $49.9 million which includes $21.1 million income tax payable increase in foreign jurisdictions was offset by increases in accounts receivable of $43.5 million and increases in inventory of $44.2 million. Growth in these liquid working capital balances relates to the significant increase in sales activity during the period. Included in net income of $136.2 million was a non-cash charge for depreciation and amortization expense of $32.3 million, income on indirect taxes of $32.0 million, and loss on sale of the Australian wheel business of $10.9 million.

Operating cash flows increased by $104.5 million when comparing the first nine months of 2022 to the comparable period in 2021, which is due to the impact of higher profitability in 2022 and the managed investments in working capital to support the business growth.

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2022	2021	2021
Days sales outstanding	49	48	53
Days inventory outstanding	87	86	89
Days payable outstanding	(55)	(61)	(61)
Cash conversion cycle	81	73	81

Cash conversion cycle remained fairly consistent when comparing the quarter ended September 30, 2022 to September 30, 2021. The Company continues to focus on strategic improvement in working capital management, specifically continued focus on customer cash collections and inventory management.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2022	2021	Change
Capital expenditures	$(32,755)	$(24,250)	$(8,505)
Proceeds from the sale of the Australian wheel business	9,293	—	9,293
Proceeds from sale of fixed assets	680	1,139	(459)
Cash used for investing activities	$(22,782)	(23,111)	$329
Net cash used for investing activities was $22.8 million in the first nine months of 2022, as compared to net cash used for investing activities of $23.1 million in the first nine months of 2021. The Company invested a total of $32.8 million in capital expenditures in the first nine months of 2022, compared to $24.3 million in the comparable period of 2021. Capital expenditures during the first nine months of 2022 and 2021 are mainly equipment replacement and improvements, along with new tools, dies and molds related to new product development, as the Company seeks to enhance the Company’s manufacturing capabilities and drive productivity gains. Cash provided by investing activities for the first nine months of 2022 includes $9.3 million from proceeds for the sale of the Australian wheel business.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2022	2021	Change
Proceeds from borrowings	$88,907	$482,293	$(393,386)
Repurchase of senior secured notes	—	(413,000)	413,000
Payment on debt	(120,728)	(59,949)	(60,779)
Repurchase of common stock	(25,000)	—	(25,000)
Other financing activities	(720)	(2,069)	1,349
Cash (used for) provided by financing activities	$(57,541)	$7,275	$(64,816)
During the first nine months of 2022, $57.5 million of cash was used for financing activities. Payment on debt of $120.7 million and repurchase of common stock of $25.0 million was offset partially by proceeds from borrowings of $88.9 million. The Company borrowed on the domestic revolving credit facility during the first quarter of 2022 primarily to facilitate the repurchasing of the Company's common stock from RDIF, and subsequently repaid during the second quarter of 2022 as cash flow improved. The Company reduced its domestic credit facility outstanding balance to zero at September 30, 2022 with cash provided from operations as compared to domestic credit facility outstanding balance of $30.0 million at September 30, 2021.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Debt Restrictions
The Company’s $125 million revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of September 30, 2022), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limitations on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at September 30, 2022.

Liquidity Outlook
At September 30, 2022, the Company had $116.6 million of cash and cash equivalents. At September 30, 2022, under the Company's $125 million credit facility, there were no borrowings, $7.2 million in outstanding letters of credit, and the amount available totaled $117.8 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $116.6 million included $88.1 million held in foreign countries.

The Company is expecting full year capital expenditures to be around $45 million to $50 million. Cash payments for interest are currently forecasted to be approximately $15 million for the remainder of 2022 based on September 30, 2022 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payments totaling $28 million (paid in April and October) for the 7.00% senior secured notes.

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

TITAN INTERNATIONAL, INC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TITAN INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 16 Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion, which is incorporated herein by reference.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 7, 2022	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)