Form 10-K
period 2022-12-31
TITAN INTERNATIONAL INC
filed 2023-02-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12936
TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3228472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1525 Kautz Road, Suite 600, West Chicago, IL 60185	(630) 377-0486
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.0001 par value	TWI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2022, was approximately $948 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2022.
Indicate the number of shares of Titan International, Inc. outstanding: 62,872,694 shares of common stock, $0.0001 par value, as of February 20, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

BUSINESS SEGMENTS
Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. For additional information concerning the revenues, expenses, income from operations, and assets attributable to each of the segments in which the Company operates, see Note 28 of the Notes to Consolidated Financial Statements.

AGRICULTURAL SEGMENT
Titan’s agricultural wheels, tires, and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers, and Titan’s distribution centers.  The wheels range in diameter from nine inches to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications. Titan’s agricultural tires range from approximately one foot to approximately seven feet in outside diameter and from five inches to 55 inches in width. Agricultural tires are offered in Titan, Goodyear, and Votyre brands with a full portfolio of sizes, load carrying capabilities, and tread patterns necessary for the markets served. The Company offers the added value of delivering a complete wheel and tire assembly to OEM and aftermarket customers.

EARTHMOVING/CONSTRUCTION SEGMENT
The Company manufactures wheels, tires, and undercarriage systems and components for various types of OTR earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators.  The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 15 to 63 inches and in weight from 125 pounds to 7,000 pounds.  The 63-inch diameter wheel is the largest manufactured for the global earthmoving/construction market. Titan’s earthmoving/construction tires are offered in the Titan brand and range from approximately three feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds.  Earthmoving/construction tires offered by Titan serve virtually every off-road application in the industry with some of the highest load requirements in the most severe applications. The Company also offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

CONSUMER SEGMENT
Titan manufactures bias truck tires in Latin America and light truck tires in Russia.  Titan also offers select products for ATVs, side-by-sides, rock climbers, turf, and have recently expanded our offering into the lawn and garden segment with a major OE customer. This segment also includes sales that do not readily fall into the Company's other segments, such as custom rubber stock mixing sales to a variety of OEM's in tangential industries.

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

•Wheel and Tire Manufacturing Capabilities
The Company’s position as a manufacturer of both wheels and tires allows Titan to mount and deliver one of the largest selections of off-highway assemblies in North America. Both standard and LSW assemblies are primarily delivered as a single, complete unit based on each customer’s specific requirements. Titan offers this value-added service for wheel and tire assemblies for the agricultural, earthmoving/construction, and consumer segments.

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

•Reduction of Non-Core Assets and Other Strategic Considerations
The Company has reduced non-core assets and continues to explore ways to improve underperforming assets in an effort to improve cash flow and working capital and reduce debt. In March 2022, the Company sold Australian wheel business to OTR Tyres. The sale included gross proceeds and cash repatriated of approximately $17.5 million, and the assumption by OTR Tyres of all liabilities, including employee and lease obligations.

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

The protection of the environment is a core value at Titan. We are dedicated to the continual improvement of environmental performance of our global operations. In 2021, Titan solidified these values becoming a signatory of the United National Global Compact, a set of international principles focusing on universal human rights, labor, the environment, and anti- corruption. From there, we began revisiting our policies and adopted both new policies and updates to existing policies which reflect these core values. With each of these updates, we have taken a stand against child and forced labor, harassment and discrimination at any of our sites or supplier or contractor sites. We intend to adhere to these ethical standards and follow outlined procedures for any infraction.

Titan works toward continuous improvement in considering our impact on the environment. Whether it is creating tires that reduce soil compaction, which also help our customers increase yield, closely tracking our business operations to identify opportunities to reduce the use of certain solvents, finding use for recycled materials or discovering new ways to design our facilities more sustainably, we are committed to making ongoing strides toward lessening our impact on our world.

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

Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance. Additionally, we have conducted company-wide stock grant programs for employees with the most recent grant program occurring in March 2022.

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

EMPLOYEES
At December 31, 2022, the Company employed approximately 7,500 people worldwide, including approximately 4,800 located outside the United States.

At December 31, 2022, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 45% of the Company’s U.S. employees, are covered by collective bargaining agreements, which expire on November 16, 2024.

Outside the United States, the Company enters into employment agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

COMPETITION
The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan.  The Company believes it is a primary source of steel wheels to the majority of its North American customers.  Major competitors in the off-highway wheel market include Accuride, Gianetti, Moveero, Jantsa, Maxin, Pronar, Rimex, Trelleborg Group, Topy Industries, Ltd and Wheels India Limited.  Significant competitors in the off-highway tire market include Alliance Tire Company Ltd., Balkrishna Industries Limited (BKT), Bridgestone/Firestone, Michelin, Mitas a.s., and Pirelli. Significant competitors in the undercarriage market include Berco and Caterpillar.
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

All tractor type track groups (up to 250 ton class) produced by the Company are built from five major parts: shoes, right and left hand links, pins, bushings and bolts and nuts. Shoes are manufactured from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Alternatively tailor made special shaped shoes are obtained from heat treated steel cast in the Company foundry. Right and left hand links are die forged, hot trimmed, mass heat treated, machined, induction hardened on rail surface for optimal wear and fatigue resistance, and finally machined. Pins are made from round bars that are cut, machined, heat treated, and surface finished. Bushings are generally cold extruded, pre-machined, mass heat treated by several thermal processes, carburizing or induction hardened or through hardened for wear resistance and optimal toughness and finish machined. All monobloc type track groups (250 ton class up) are high alloyed heavy castings, heat treated, induction hardened and machined to purpose in the Company foundry.
The lifetime lubricated and maintenance-free track and carrier rollers are assembled with three major components: single or double flange roller shells (typically hot forged in halves, deep hardened, friction or arc welded, and finish machined with metallurgical characteristics depending upon size and application), shafts (generally cut from bars or forged, mass heat treated, rough machined, induction hardened, and ground) and casted brackets to fit the rollers onto the machine. The sealing of the rollers is generally obtained by Duo Cone Steel seals. Between shell and shaft there are sliding bearings or tapered roller bearing.
The idler assemblies are also lifetime lubricated, for virtually no maintenance. They are offered with cast (single web or hollow design), forged (single web) or fabricated shells, depending on size and application, and feature induction-hardened tread surfaces for optimal wear resistance.
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

•International Operations
The Company operates manufacturing facilities in Latin America, Europe and Russia. The Latin American, European and Russian operations accounted for 19%, 21%, and 6% of the Company's net sales, respectively, for the year ended December 31, 2022 and 18%, 22% and 6% of net sales, respectively, for the year ended December 31, 2021. The Latin American, European and Russian operations accounted for 17%, 21% and 6% of net sales, respectively, for the year ended December 31, 2020.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets. As a part of the design process, Titan seeks to be stewards of the environment through the adoption of eco-design principles, life cycle assessments, and evaluation of incorporating the use of recycled material and alternate environmentally friendly and sustainable raw materials where possible. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $10.4 million, $10.1 million, and $9.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

PATENTS, TRADEMARKS, AND ROYALTIES
The Company owns various patents. Due to the difficult nature of predicting the interpretation of patent laws, the Company cannot anticipate or predict any material adverse effect on its operations, cash flows, or financial condition to the extent the Company is unable to protect its patents or should the Company be found to be infringing others' patents.

The Company owns various trademarks, and has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. The Company also has a trademark license agreement with Goodyear to manufacture and sell certain non-farm tire products in Latin America under the Goodyear name. The trademark license between the Company and The Goodyear Tire & Rubber Company, relating to the manufacture and sale of bias truck tires in Brazil, Mexico, Paraguay and Uruguay, was extended through December 31, 2022, and the country of Bolivia was deleted from that license. The Company is negotiating an extension of the license with Goodyear and anticipates renewing that license.

CUSTOMERS
Titan’s 10 largest customers accounted for 43% of net sales for the year ended December 31, 2022, and 40% for the year ended December 31, 2021.  Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 15% and 12% of the Company's consolidated revenues for the years ended December 31, 2022 and 2021, respectively. No other customer accounted for 10% or more of Titan's net sales in 2022 and 2021.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

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
The Company uses various raw materials, most significantly steel, natural rubber, synthetic rubber, carbon black, bead wire, and fabric in manufacturing its products across all of its market segments. The Company does not generally enter into long-term commodity contracts and does not use derivative commodity instruments to hedge exposures to commodity market price fluctuations.  Therefore, the Company is exposed to price fluctuations of key commodities.   In addition, our business is susceptible to increases in other costs such as energy and natural gas prices to run our operating facilities as a result of factors beyond our control, including unfavorable weather conditions. Although the Company attempts to pass on certain material price and other cost increases to its customers, there is no assurance that the Company will be able to do so in the future.  Any increase in the price of steel and rubber that is not passed on to customers could result in declining margins and have a material adverse effect on Titan’s financial condition and results of operations. The Company is also exposed to reductions in pricing of key commodities which could result in declining margins due to the cost of inventory being held at higher costs than the expected selling price to the end customer.
•Demand for global logistical services can negatively impact the cost of delivery to the end customer and unexpected delays in meeting delivery requirements to the end customer.
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

•The Company has international operations and purchases raw material from foreign suppliers
The Company had total aggregate net sales outside the United States of approximately $1.1 billion, $944.2 million, and $675.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Net sales outside the United States are a significant proportion of total net sales, accounting for 50%, 53% and 54% for the years ended December 31, 2022, 2021, and 2020, respectively. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

International Operations and Sales – International operations and sales are subject to a number of risks and restrictions, that are not generally applicable to Titan’s North American operations including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of foreign markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties, and quotas and foreign customs) and local epidemics or pandemics.  Other risks include changes in foreign laws regarding trade and investment; difficulties in establishing and maintaining relationships with respect to product distribution and support; nationalization; reforms of United States laws and policies affecting trade, restrictions on foreign investment, and restrictions on loans to foreign entities; and changes in foreign tax and other laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its international sales and results of operations.
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
The Company’s ten largest customers, which are primarily original equipment manufacturers (OEMs), accounted for 43%, 40%, and 35% of Titan’s net sales for 2022, 2021, and 2020, respectively. Net sales to Deere & Company represented 15%, 12%, and 11% of Titan’s net sales for 2022, 2021, and 2020 respectively. No other customer accounted for 10% or more of Titan's net sales in 2022, 2021, or 2020. Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers which could have an adverse effect on the Company's results of operations.

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

•Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.
The market for highly skilled workers in our industry is extremely competitive. During 2022, a number of our businesses faced certain labor availability constraints and labor cost inflation. If we are less successful in our recruiting efforts, or if we cannot retain and motivate highly skilled workers and key leaders representing diverse backgrounds, experiences and skill sets, our business and financial statements may be adversely affected.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. Titan is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to its business, but at this time does not expect the Inflation Reduction Act to have a material impact on its financial results.

•The military conflict between Russia and Ukraine may adversely affect our business and financial statements.

In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States and other countries throughout the world and these economic sanctions may result in an adverse effect on its Russian operations. Furthermore, while we have policies, procedures and internal controls in place designed to ensure compliance with applicable sanctions and trade restrictions, and though the current effects from the Russia-Ukraine conflict have, thus far, not resulted in a material adverse impact to the Company’s financial condition or results of operations, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. We rely on our employees to adhere to the policies, procedures and internal controls we have established to maintain compliance with evolving sanctions and export controls. To that end, we have implemented training programs, both in person and online, to educate our employees on applicable sanctions and export controls laws. If we are held responsible for a violation of U.S. or other countries’ sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 7% of consolidated assets of Titan as of both December 31, 2022 and 2021. The Russian operations represent approximately 6% of consolidated global sales for both for the years ended December 31, 2022 and 2021. The military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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
Governmental regulatory bodies in the United States and other countries have adopted, or are contemplating introducing regulatory changes in response to the potential impacts of climate change.  New laws and regulations regarding climate change may be designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address stakeholder expectations with respect to environmental, social and governance (“ESG”) matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees. The Company’s customers may also be affected by climate change regulations that may impact future purchases of the Company's products. The potential impacts of climate change and climate change regulations are highly uncertain at this time, and the Company cannot anticipate or predict any material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of climate change and climate change regulations.
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
COVID-19 has spread to all of the countries in which we operate. The COVID-19 pandemic's impact on the Company was less in 2022 than in 2021. While the Company's operations began to return to historical levels during 2021 and continuing into 2022, certain geographies (particularly China) continue to remain impacted resulting in employee absenteeism. Further, global supply chains are experiencing constraints following the COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor. The current constraints on the global supply chains are adding further complexity in the improvement to growth expectations in the near term.

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
Our results of operations are materially affected by economic conditions globally, regionally and in the particular industries we serve. The demand for our products tends to be cyclical and can be significantly reduced in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, high real interest rates, lower credit activity or tighter credit conditions, high inflation, higher unemployment and lower consumer spending. Certain aspects of our business that are heavily consumer driven and dependent on discretionary spend may be impacted on an even broader scale by some of these economic conditions. Also, our current and future operating costs of labor, raw materials and logistics may be impacted by higher inflation and higher interest rates. Economic conditions vary across regions and countries, and demand for our products generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above one million, all of which are owned by the Company, are detailed by the location, size, and focus of each facility as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Use	Segment
Sao Paulo, Brazil	2,917	Manufacturing, distribution	All segments
Union City, Tennessee	2,212	Manufacturing, distribution	All segments
Volzhsky, Russia	2,153	Manufacturing, distribution	All segments
Des Moines, Iowa	1,930	Manufacturing, distribution	All segments
Quincy, Illinois	1,205	Manufacturing, distribution	All segments
Freeport, Illinois	1,202	Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	7,450	664	Manufacturing, distribution	All segments
Europe, the Middle East, Africa	3,985	38	Manufacturing, distribution	All segments
Latin America	2,970	248	Manufacturing, distribution	All segments
Asia	315	298	Manufacturing, distribution	All segments
Others	—	146	Manufacturing, distribution	All segments

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.

ITEM 3 – LEGAL PROCEEDINGS

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 24 of the Notes to Consolidated Financial Statements for further discussion.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 20, 2023, there were approximately 320 holders of record of Titan common stock.  On June 11, 2020, the Board of Directors unanimously approved the suspension of the Company’s quarterly common stock dividend until further notice. Titan paid aggregate cash dividends of $.005 per share of common stock for the first quarter of 2020 and then the Company's quarterly stock dividend was suspended for the remainder of 2020, continuing through 2021 and 2022. Dividends declared totaled $0.0 million, $0.0 million and $0.3 million for years ended December 31, 2022, 2021 and 2020, respectively.

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2022, of a $100 investment made on December 31, 2017, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Exchange Act.

	Fiscal Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Titan International, Inc.	$100.00	$36.33	$28.41	$39.37	$86.77	$120.63
S&P 500 Index	100.00	93.76	120.48	139.40	178.74	143.61
S&P 600 Agricultural & Farm Machinery Index	100.00	79.62	77.17	100.91	136.94	158.11

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

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. During March 2020, the World
Health Organization declared the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic's adverse impact on the Company was less during 2022 than in 2021. The Company’s operations continued with additional sanitary and other protective health measures, which have increased operating costs. We expect these additional measures to continue into the foreseeable future as we seek to ensure the safety and welfare of Titan’s employees.

While the Company's operations began to return to historical levels during 2021 and continuing into 2022, certain geographies (particularly China) continue to remain impacted resulting in employee absenteeism. Further, global supply chains are experiencing constraints following the COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor.
Due to the above circumstances and as described generally in this Form 10-K, the Company’s results of operations for the year ended December 31, 2022 are not necessarily indicative of the results to be expected in the future. Management cannot predict the future impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company remain uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Russia-Ukraine Military Conflict
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States and other countries throughout the world. The scope of potential additional sanctions is unknown.

The Company maintains operations in Russia and any such economic sanctions may result in an adverse effect on its Russian operations. The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 7% of consolidated assets of Titan as of both December 31, 2022 and 2021. The Russian operations represent approximately 6% of consolidated global sales for both of the years ended December 31, 2022 and 2021. The military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

As the military conflict in Ukraine exacerbates the global food crisis, Titan remains committed to the role it plays in the continuity of food supply and keeping essential goods moving, including its tire operation in Volgograd, Russia. Tires produced in the Voltyre-Prom facility are primarily sold into Commonwealth of Independent States (CIS) countries, located in Europe and Asia. This facility is in full compliance with all international sanctions on Russia. Titan has stopped any additional investments into this joint project and emphasizes that neither this operation, nor any other Titan operations, sell any products to the Russian military or other government agencies.

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

During the second and third quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for two of its Brazilian subsidiaries. For the year ended December 31, 2022, the Company recorded $32.0 million within other income in the consolidated statements of operations. The Company also recorded $16.1 million of income tax expense associated with the recognition of these indirect tax credits for the year ended December 31, 2022. Of the $16.1 million income tax expense recorded, $9.4 million was recorded locally in Brazil, while the remaining $6.7 million was recorded to the US in accordance with the global intangible low-taxed income (GILTI) income tax requirements (refer to Note 21).

The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations over the next twelve months. For the year ended December 31, 2022, the Company has utilized approximately $15.0 million of the tax credits in the settlement of income tax obligations. After the utilization of $15.0 million of tax credits, the Company paid in cash approximately $24.1 million of income taxes for the year ended December 31, 2022 which is on the supplemental information of the consolidated statement of cash flows.

BUSINESS
For a description of the Company’s business and segments see Part 1, Item 1 of this Form 10-K.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during 2022, although off from recent peaks in the first half of the year. The market conditions across the globe remain favorable with many of our customers forecasting modest growth during 2023. Strong farmer income, replacement of an aging large equipment fleet and replenishment of lower equipment inventory levels are all factors which are anticipated to support improved demand for our products and provide sustained stability in the market over the next few years. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, interest rates, government policies, subsidies, economic cycles, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by GDP by country and the need for infrastructure developments. The earthmoving/construction markets experienced strong signs of growth in 2022 as economies emerged from the pandemic and modest growth is expected to continue into 2023, curtailed by softer housing starts due to rising interest rates. There are historically low equipment inventory levels throughout the global construction industry and mining capital budgets continued to rise during 2022, and we expect them to remain at healthy levels in 2023. Improvements in mineral commodity prices also currently support growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, including custom mixing of rubber stock, and train brakes. Overall, the markets remained stable during 2022. However, the pace of growth can vary period to period. There are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

SUMMARY OF RESULTS OF OPERATIONS

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	83.4	86.7
Gross profit	16.6	13.3
Selling, general and administrative expenses	6.1	7.4
Research and development	0.5	0.6
Royalty expense	0.5	0.6
Income from operations	9.5	4.7
Interest expense	(1.4)	(1.8)
Loss on senior note repurchase	—	(0.9)
Foreign exchange gain	—	0.7
Other income	1.2	0.1
Income before income taxes	9.3	2.8
Income tax provision	1.1	0.1
Net income	8.2%	2.7%
Net income attributable to noncontrolling interests	0.1	—
Net income attributable to Titan	8.1%	2.7%

In addition, the following table sets forth components of the Company’s net sales classified by segment:

(amounts in thousands)	2022	2021	2020
Agricultural	$1,192,239	$949,400	$634,652
Earthmoving/construction	807,356	693,350	510,150
Consumer	169,785	137,465	114,511
Total	$2,169,380	$1,780,215	$1,259,313

FISCAL YEAR ENDED DECEMBER 31, 2022, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2021

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2022, compared to 2021 (amounts in thousands):

	2022	2021	% Increase
Net sales	$2,169,380	$1,780,215	22%
Cost of sales	1,808,670	1,542,673	17%
Gross profit	360,710	237,542	52%
Gross profit %	17%	13%	31%
Selling, general and administrative expenses	132,792	131,772	1%
Research and development expenses	10,404	10,104	3%
Royalty expense	11,712	10,491	12%
Income from operations	$205,802	$85,175	142%

Net Sales
Net sales for the year ended December 31, 2022 were $2.17 billion, compared to $1.78 billion for the year ended December 31, 2021, an increase of 22%. The net sales increase was primarily driven by increases in product pricing in response to inflationary impacts on raw material costs and other input costs including freight and energy costs. The net sales increase was also impacted by product mix and volume to a lesser extent across all segments. The overall volume increase was primarily in North America and Europe, and was driven by increased customer demand which is reflective of improved farmer income, and replacement of an aging large equipment fleet in the global agricultural markets. Construction and mining markets were also improved in 2022 as economies emerged from the pandemic and mining commodity prices increased. The increase in net sales was unfavorably impacted by foreign currency translation of 3.6% or $64.1 million, primarily due to the weakening Euro. The Company sold its Australian wheel business in the first quarter of 2022 which decreased the net sales by 1.8% or $32.9 million, compared to the year ended December 31, 2021.

Cost of Sales and Gross Profit
Cost of sales was $1.81 billion for the year ended December 31, 2022, compared to $1.54 billion for 2021. The increase in cost of sales was driven by the impact of increases in sales volume, raw material cost increases, and other inflationary cost impacts. Gross profit for 2022 was $360.7 million, or 17% of net sales, compared to $237.5 million, or 13% of net sales, for 2021. The increase in gross profit and margin was driven by the impact of increases in net sales, as described previously, and improved operating leverage in our production facilities. In addition, cost reduction and productivity initiatives continue to be executed across global production facilities. Global supply chains are experiencing constraints and volatility, including availability and pricing of raw materials, transportation and labor. Titan is also experiencing similar supply chain challenges and has been able to manage the situation effectively through each of the periods.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2022, were $132.8 million, or 6.1% of net sales, up only 1%, compared to $131.8 million, or 7% of net sales, for 2021.  The slight increase in SG&A was primarily due to an increase in certain variable costs associated with improved operating performance and growth in sales.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2022, were $10.4 million, or 1% of net sales, compared to $10.1 million, or 1% of net sales, for 2021. R&D spending reflects continued initiatives to improve product designs and an ongoing focus on quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Royalty expenses for the year ended December 31, 2022 were $11.7 million compared to $10.5 million for 2021. The increase in royalty expenses was due to the increase in sales, as described previously, resulting in an increase in the amount of royalty expense incurred.

Income from Operations
Income from operations for the year ended December 31, 2022 was $205.8 million, or 10% of net sales, compared to income of $85.2 million, or 5% of net sales, for 2021.  The increase in income was primarily due to the higher sales and improvements in gross profit margins.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense for 2022 and 2021 was $29.8 million and $32.2 million, respectively. Interest expense decreased due to the reduced borrowing under the Company's global credit facilities, and the refinancing of the senior secured notes during the second quarter of 2021 resulting in an additional interest expense in 2021 which did not occur in 2022.

Loss on Senior Note Repurchase
Loss on senior note repurchase was $16.0 million for 2021. The loss was in connection to the Company completing a call and redemption of all of its outstanding $400.0 million principal amount of Titan's 6.50% senior secured notes due 2023 during the second quarter of 2021.

Foreign Exchange Gain
Foreign currency gain was $0.9 million for the year ended December 31, 2022, compared to a gain of $12.0 million for the year ended December 31, 2021. The foreign exchange gain experienced for the year ended December 31, 2022 is primarily the result of a favorable impact of the movement of exchange rates in certain geographies in which we conduct business. The gain was partially offset by the loss from translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Foreign exchange gain of $12.0 million for the year ended December 31, 2021 was primarily the result of the closeout of certain legal entities as part of the ongoing initiative to rationalize Titan's legal entity structure and ongoing management of the intercompany capital structure as well as a favorable impact of the movement of exchange rates.

Other Income
Other income was $25.4 million for the year ended December 31, 2022, compared to other income of $2.1 million for 2021, an increase of $23.3 million. The increase in other income was primarily attributable to $32.0 million income on indirect tax credits in Brazil, and a gain of $1.3 million from a government grant associated with an earthquake that affected one of our Italian subsidiaries from May 2012. The increase was partially offset by $10.9 million loss on sale of the Australian wheel business which was comprised of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million.

Provision for Income Taxes
The Company recorded tax expense for income taxes of $23.2 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. The Company's effective tax rate was 11.4% in 2022 and 2.3% in 2021.

The Company’s 2022 and 2021 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of U.S. and certain foreign jurisdictions that have a full valuation allowance on deferred tax assets. For 2022, income tax expense was favorably impacted by benefits from a valuation allowance release, which resulted in a tax benefit of $47.4 million.

In jurisdictions where the Company operates, management continues to monitor the realizability of the deferred tax assets arising from losses in its cyclical business, taking into account multiple factors. In completing this assessment, Titan considered both objective and subjective factors. These factors included, but were not limited to, a history of income or losses in prior years, future projections of income or loss, future reversal of existing temporary differences, and tax planning strategies. After evaluating all available evidence, including the fact that the US is in a three year cumulative income position, the Company decided to release most of its U.S. valuation allowance and only retain the portion related to credits that were not more likely than not to be utilized, some state net operating losses, and interest expense carryforward. The Company continues to record a valuation allowance in several major jurisdictions, including various U.S. states, Italy, and Luxembourg where it remains more likely than not that the deferred tax assets would not be utilized.

Net Income and Income per Share
Net income for the year ended December 31, 2022, was $179.2 million, compared to net income of $49.9 million for 2021. Basic earnings per share was $2.80 for the year ended December 31, 2022, compared to $0.80 for 2021. Diluted earnings per share was $2.77 for the year ended December 31, 2022, compared to $0.79 for 2021. The Company's higher net income and earnings per share were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2022	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$1,192,239	$807,356	$169,785	$—	$2,169,380
Gross profit	193,585	135,788	31,337	—	360,710
Profit margin	16%	17%	18%	—	17%
Income (loss) from operations	130,474	79,810	22,843	(27,325)	205,802
2021
Net sales	$949,400	$693,350	$137,465	$—	$1,780,215
Gross profit	135,807	83,705	18,030	—	237,542
Profit margin	14%	12%	13%	—	13%
Income (loss) from operations	77,666	27,809	9,553	(29,853)	85,175

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2022	2021	% Increase
Net sales	$1,192,239	$949,400	26%
Gross profit	193,585	135,807	43%
Profit margin	16%	14%	14%
Income from operations	130,474	77,666	68%

Net sales in the agricultural market were $1,192.2 million for the year ended December 31, 2022, compared to $949.4 million for 2021, an increase of 26%. Net sales increase was driven by price/product mix and volume. Price had a greater impact, primarily reflective of increases in product pricing in response to inflationary impacts on raw materials and other inflationary cost increases in the markets, including freight and energy costs. The volume increase was due to increased demand in the global agricultural market, reflective of high farm commodity prices and increased farmer income, the need for replacement of an aging large equipment fleet and the need to replenish equipment inventory levels within the equipment dealer channels. The overall increase in net sales was partially offset by unfavorable currency translation of 2.8%, primarily due to the weakening Euro, and the effects of the disposed Australian business of 1.5%.

Gross profit in the agricultural market was $193.6 million, or 16% of net sales, for 2022, compared to $135.8 million, or 14% of net sales, for 2021. The increase in gross profit and margin was primarily attributable to the impact of increases in net sales as described previously and cost reduction and productivity initiatives executed across global production facilities. The Company balanced the increases of related raw materials and other inflationary cost impacts with corresponding price increases to protect profitability.

Income from operations in the agricultural market was $130.5 million for the year ended December 31, 2022, compared to $77.7 million for 2021. The overall increase in income from operations is attributable to higher gross profit, described previously.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2022	2021	% Increase
Net sales	$807,356	$693,350	16%
Gross profit	135,788	83,705	62%
Profit margin	17%	12%	42%
Income from operations	79,810	27,809	187%

The Company's earthmoving/construction market net sales were $807.4 million for the year ended December 31, 2022, compared to $693.4 million for the year ended December 31, 2021, an increase of 16%. The increase in earthmoving/construction net sales was primarily driven by increases in product pricing in response to inflationary impacts on energy and freight costs, along with fluctuations in the price of steel. The net sales increase was also impacted by volume across all regions, particularly Europe with the undercarriage business. The volume increase was primarily due to improvements in global economic conditions, recovery in construction markets, and stronger mining commodity prices. Net sales were unfavorably impacted by foreign currency translation of 5.4%, primarily due to the weakening Euro, and the effects of the disposed Australia business of 2.5%.

Gross profit in the earthmoving/construction market was $135.8 million, or 17% of net sales, for the year ended December 31, 2022, compared to $83.7 million, or 12% of net sales, for the year ended December 31, 2021. The increase in gross profit and margin was primarily driven by the impact of net sales as described previously and the continued improved production efficiencies stemming from the strong management actions taken to improve profitability for the long-term. The Company balanced the increases related to raw materials and other inflationary cost impacts with corresponding price increases to protect profitability.

The Company's earthmoving/construction segment income from operations was $79.8 million for the year ended December 31, 2022, as compared to income of $27.8 million for 2021. This improvement was due to increases in sales price, volume, and continued execution of cost containment measures taken to manage profitability.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2022	2021	% Increase
Net sales	$169,785	$137,465	24%
Gross profit	31,337	18,030	74%
Profit margin	18%	13%	38%
Income from operations	22,843	9,553	139%

Consumer market net sales were $169.8 million for the year ended December 31, 2022, compared to $137.5 million for 2021, an increase of 24%.  The increase was driven by increased price/product mix and volume, with price having a greater impact. Pricing increases were implemented because of inflationary input costs, such as fluctuations in the price of steel and rubber, and increased energy and freight costs. The increase in demand is primarily related to specialty products in the United States, primarily custom mixing of rubber stock to third parties. Net sales were favorably impacted by foreign currency translation, primarily in Latin America and Russia, which increased net sales by 0.2%, although the disposal of the Australian business had a negative effect on sales of 0.8%.

Gross profit from the consumer market was $31.3 million for 2022, or 18% of net sales, compared to $18.0 million, or 13% of net sales, for 2021. The increase was primarily caused by increased price/product mix and the positive impact of sales volume increase on operating leverage.

Consumer segment income from operations was $22.8 million for the year ended December 31, 2022, compared to $9.6 million for 2021. The increase was due to increase in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses of approximately $27.3 million and $29.9 million for the year ended December 31, 2022 and 2021, respectively. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The year-over-year change was due to reductions in certain SG&A expenses primarily associated with investments to improve our supply chain and logistics processes in 2021 which did not occur in 2022.

FISCAL YEAR ENDED DECEMBER 31, 2021, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2020

The comparison of the 2021 results to 2020 has been omitted from this Form 10-K and can be found in the Company's Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2022, the Company had $159.6 million of cash, an increase of $61.5 million from December 31, 2021, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2022	2021	Change
Net income	$179,186	$49,891	$129,295
Depreciation and amortization	42,747	47,991	(5,244)
Loss on sale of the Australian wheel business	10,890	—	10,890
Deferred income tax benefit	(23,385)	(14,180)	(9,205)
Income on indirect taxes	(32,043)	—	(32,043)
Loss on senior note repurchase	—	16,020	(16,020)
Accounts receivable	(27,201)	(74,736)	47,535
Inventories	(19,598)	(112,850)	93,252
Prepaid and other current assets	11,366	(15,671)	27,037
Accounts payable	(7,754)	121,189	(128,943)
Other current liabilities	18,888	14,781	4,107
Other liabilities	516	(11,588)	12,104
Other operating activities	7,066	(10,121)	17,187
Net cash provided by operating activities	$160,678	$10,726	$149,952

For the year ended December 31, 2022, operating activities provided cash of $160.7 million, driven by the net income of $179.2 million, increases in other current liabilities of $18.9 million, and deceases in prepaid and other current assets of $11.4 million, which was partially offset by increases in accounts receivable of $27.2 million generated by the increased sales activity during the year, increases in inventories of $19.6 million, and decreases in accounts payable of $7.8 million. Included in net income of $179.2 million were non-cash items for depreciation and amortization of $42.7 million, the income on indirect taxes of $32.0 million, deferred income tax benefit of $23.4 million, and loss on sale of the Australian wheel business of $10.9 million.

Cash provided by operating activities increased by $150.0 million when comparing 2022 to 2021. This increase was primarily due to an increase of $129.3 million in net income year over year.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2022	2021
Days sales outstanding	48	48
Days inventory outstanding	86	86
Days payable outstanding	(57)	(61)
Cash conversion cycle	77	73

Cash conversion cycle increased by 4 days during 2022 from 2021 due to decreases in accounts payable of $7.8 million at year ended December 31, 2022, as compared to 2021.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2022	2021	Change
Capital expenditures	$(46,974)	$(38,802)	$(8,172)
Proceeds from the sale of the Australian wheel business	9,293	—	9,293
Other investing activities	930	1,203	(273)
Cash used for investing activities	$(36,751)	$(37,599)	$848
Net cash used for investing activities was $36.8 million in 2022, compared to cash used for investing activities of $37.6 million in 2021. The Company invested a total of $47.0 million in capital expenditures in 2022, compared to $38.8 million in 2021. Capital expenditures represent plant equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2022 increased as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive plant efficiency and labor productivity gains. Cash provided by investing activities in 2022 includes $9.3 million from proceeds for the sale of the Australian wheel business.

Cash used for investing activities for 2021 included $38.8 million capital expenditures used to enhance the Company's existing facilities and manufacturing capabilities and drive productivity gains.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2022	2021	Change
Proceeds from borrowings	$88,940	$497,149	$(408,209)
Repurchase of senior secured notes	—	(413,000)	413,000
Payment on debt	(124,739)	(69,182)	(55,557)
Repurchase of common stock	(25,000)	—	(25,000)
Other financing activities	(511)	(1,021)	510
Cash (used for) provided by financing activities	$(61,310)	$13,946	$(75,256)
Net cash used for financing activities was $61.3 million in 2022. Payment on debt of $124.7 million and repurchase of common stock of $25.0 million were offset partially by proceeds from borrowings of $88.9 million. The Company borrowed on the domestic revolving credit facility during the first quarter of 2022 to facilitate the repurchasing of the Company's common stock from RDIF, and subsequently repaid the borrowing during the second quarter of 2022 as cash flow improved. The Company reduced its domestic credit facility outstanding balance to zero during 2022 with cash provided from operations as compared to domestic credit facility outstanding balance of $30.0 million at December 31, 2021.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions which include:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of December 31, 2022), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
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

The following summarized financial information of both the Company and the Guarantor Subsidiaries ("Guarantors") is presented on a combined basis. Intercompany balances and transactions between the Company and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Company or the Guarantors in the Non-Guarantor Subsidiaries. The information is presented in accordance with the requirements of Rule 13-01 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiary operated as an independent entity.

Summarized Balance Sheets:

(Amounts in thousands)
December 31, 2022
Assets
Current assets	$101,805
Property, plant, and equipment, net	80,374
Intercompany accounts, non-guarantor subsidiaries	457,964
Other long-term assets	63,344
Liabilities
Current liabilities	104,174
Long-term debt	395,401
Other long-term liabilities	2,997

Summarized Statement of Operations:

(Amounts in thousands)	Year ended
December 31, 2022
Net sales	$962,650
Gross profit	147,304
Income from operations	80,826
Net income	82,106

LIQUIDITY OUTLOOK
The Company does not anticipate significant liquidity constraints during the foreseeable future. At December 31, 2022, the Company had $159.6 million of cash and cash equivalents. At December 31, 2022, under the Company's $125 million credit facility, there were no outstanding borrowings, $7.2 million in outstanding letters of credit, and the amount available to borrow totaled $117.8 million. Titan’s availability under this domestic facility may be less than $125 million, from time to time, as a result of any outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. The cash and cash equivalents balance of $159.6 million includes $132.8 million held in foreign countries.

Capital expenditures for 2023 are forecasted to be approximately $55 million to $60 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to be approximately $30 million in 2023, based on the Company's year-end 2022 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $28 million (paid in April and October) for the 7.00% senior secured notes.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

In June 2022, Moody’s Investors Service upgraded its credit rating for the Company, including its senior secured notes. The rating upgrade reflected Moody's expectation that favorable demand growth in Titan's end markets, primarily agricultural equipment, will support continued strength in the Company's credit metrics into 2023.

In December 2022, S&P Global Ratings upgraded its credit rating for the Company due to its belief that the Company will continue to benefit from solid demand in its agricultural and mining end markets in 2023.

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

Management records a reduction to the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing future profitability by year, including the impact of tax planning strategies, relative to the expiration dates, if any, of the assets.

Management considers both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. Management gives operating results during the most recent three-year period a significant weight in our analysis. Management considers positive cumulative operating results exist in the most recent three-year period. Management performs scheduling exercises as needed to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. Management also considers prudent tax planning strategies (including an assessment of their feasibility) to accelerate taxable income if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized. See Note 21 to the consolidated financial statements for additional information on the composition of valuation allowances.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see Note 22 of the Notes to Consolidated Financial Statements for additional information.
The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2022		2023
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(2,938)/$3,105	$2,869/$(3,032)	$(5)/$4
Expected return on assets	+/-5			$(352)/$352
(a)Projected benefit obligation (PBO) for pension plans.

MARKET RISK

Foreign Currency Risk
The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company's various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange derivative contracts to mitigate the currency risk. The Company is exposed to fluctuations in the Brazilian real, British pound, Euro, Russian ruble and other global currencies.   The Company’s net investment in foreign entities translated into U.S. dollars was $249.0 million at December 31, 2022, and $255.6 million at December 31, 2021.  The hypothetical potential loss in value of the Company’s net investment in foreign entities resulting from a 10% adverse change in foreign currency exchange rates at December 31, 2022, would have been approximately $25.0 million.

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

Interest Rate Risk
The Company is exposed to interest rate risk on its variable debt. The Company has a $125 million credit facility that has a variable interest rate.  As of December 31, 2022, the amount available under the credit facility was $117.8 million.  If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $1.2 million.  At December 31, 2022, there were no borrowings under the credit facility.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7 of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 15 of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in Titan's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Information required by this item regarding the Company’s directors is incorporated herein by reference to the Company’s 2023 Proxy Statement under the captions “Proposal #1 - Election of Directors,” “Committees of the Board of Directors; Meetings” and “Corporate Governance.”

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

Paul G. Reitz, 50, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

David A. Martin, 55, joined the Company in June 2018 as Chief Financial Officer. Prior to joining Titan, Mr. Martin served from 1993 to 2018 in various roles at Aegion Corporation, a global technology/service provider maintaining, protecting and strengthening infrastructure, primarily pipelines, that was listed on the NASDAQ Global Select Market. Mr. Martin’s roles included Chief Financial Officer from 2007 to November 2017.

Michael G. Troyanovich, 65, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013.

Tony C. Eheli, 45, joined the Company in March 2021 as Vice President and Chief Accounting Officer. Prior to joining Titan, Mr. Eheli served from 2011 to 2021 in various roles at Danaher Corporation, including as a Global Director of Financial Planning and Analysis and as a Global Corporate Controller of two separate divisions of Danaher.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated herein by reference to the Company’s 2023 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership is incorporated herein by reference to the Company’s 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item regarding relationships and related party transactions is incorporated herein by reference to the Company’s 2023 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” and also appears in Note 27 of the Notes to Consolidated Financial Statements.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item regarding audit fees and services is incorporated by reference herein to the Company’s 2023 Proxy Statement under the caption “Audit and Other Fees.”

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

10.12 (n)	Second Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of May 17, 2019
10.13 (o)	Third Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of February 25, 2021
10.14 (p)	Fifth Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of October 28, 2021
10.15 (q)	Stock Purchase Agreement dated as of February 1, 2022 by and among Titan International, Inc., RDIF Investment Management-28 LLL, Co-Investment Partnership I L.P., and Co-Investment Partnership II C.V.
10.16 (r)***	Global Long-Term Agreement dated June 1, 2022 between Titan International, Inc. and Deere & Company.
21*	Subsidiaries of the Registrant
22*	List of Subsidiary Guarantors
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

***Certain portions of this document that contain confidential information have been redacted in accordance with Regulation S-K Item 601(b)(10)(iv).
(a)Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on June 29, 2015 (No. 1-12936).
(b)Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on November 20, 2017 (No. 1-12936).
(c)Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 30, 2021.
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
(m)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 25, 2019 (No 1-12936).
(n)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on May 21, 2019 (No 1-12936).
(o)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on February 26, 2021 (No 1-12936).
(p)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on October 28, 2021 (No 1-12936).
(q)Incorporated by reference to exhibit 10 contained in the Company’s Current Report on Form 8-K filed on February 4, 2022 (No. 1-12936).
(r)Incorporated by reference to exhibit 10 contained in the Company’s Current Report on Form 8-K filed on June 17, 2022 (No. 1-12936).

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 27, 2023	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2023.

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2022 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2023 expressed an unqualified opinion.

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

Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets

As described in Note 21 to the consolidated financial statements, deferred tax assets are reduced by a valuation allowance if in management’s judgement it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Once established, the valuation allowance is released when, based on the evaluation of positive and negative evidence, management concludes that related deferred tax assets are more likely than not to be realized. During the year ended December 31, 2022, management concluded that sufficient positive evidence existed to release a portion of its valuation allowance related to U.S. deferred tax assets, resulting in an income tax benefit of $53.3 million for the year ended December 31, 2022. We identified the realizability of U.S. deferred tax assets as a critical audit matter.

The principal considerations for our determination that the realizability of deferred tax assets is a critical audit matter are (1) the significant judgment by management when determining the realizability of a deferred tax asset (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence relating to management’s assessment of the realization of deferred tax assets.

Our audit procedures related to the realizability of U.S. deferred tax assets included the following, among others:

•We tested forecasted revenues and profitability used to determine the realizability of deferred tax assets by assessing the reasonableness of management’s forecast compared to historical results and forecasted industry trends
•We reviewed and independently evaluated the historical three-year cumulative income analysis and scheduled reversal of deferred tax liabilities used to determine the realizability of deferred tax assets
•We utilized individuals with specialized skill and knowledge in income taxes to assist in the evaluation of the positive and negative evidence, the analysis of the realizability of the deferred tax assets and the conclusions reached.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2012.

Southfield, Michigan
February 27, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 27, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Southfield, Michigan
February 27, 2023

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Net sales	$2,169,380	$1,780,215	$1,259,313
Cost of sales	1,808,670	1,542,673	1,130,194
Asset impairment	—	—	14,800
Gross profit	360,710	237,542	114,319
Selling, general and administrative expenses	132,792	131,772	130,942
Research and development expenses	10,404	10,104	9,013
Royalty expense	11,712	10,491	9,715
Income (loss) from operations	205,802	85,175	(35,351)
Interest expense	(29,796)	(32,221)	(30,554)
Loss on senior note repurchase	—	(16,020)	—
Foreign exchange gain (loss)	927	12,020	(11,025)
Other income	25,420	2,086	18,799
Income (loss) before income taxes	202,353	51,040	(58,131)
Provision for income taxes	23,167	1,149	6,946
Net income (loss)	179,186	49,891	(65,077)
Net income (loss) attributable to noncontrolling interests	2,884	305	(4,689)
Net income (loss) attributable to Titan and applicable to common shareholders	$176,302	$49,586	$(60,388)

Earnings (loss) per common share:
Basic	$2.80	$.80	$(.99)
Diluted	$2.77	$.79	$(.99)
Average common shares and equivalents outstanding:
Basic	63,040	62,100	60,818
Diluted	63,691	62,685	60,818

Dividends declared per common share:	$—	$—	$.01

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$179,186	$49,891	$(65,077)
Derivative gain (loss)	1,263	374	(413)
Currency translation adjustment, net	(6,507)	(42,338)	(4,140)
Pension liability adjustments, net of tax of $(383), $39, and $43, respectively	1,115	12,308	3,454
Comprehensive income (loss)	175,057	20,235	(66,176)
Net comprehensive income (loss) attributable to noncontrolling interests	4,030	(125)	(7,185)
Comprehensive income (loss) attributable to Titan	$171,027	$20,360	$(58,991)

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$159,577	$98,108
Accounts receivable	266,758	255,180
Inventories	397,223	392,615
Prepaid and other current assets	86,070	67,401
Total current assets	909,628	813,304
Property, plant and equipment, net	296,605	301,109
Operating lease assets	8,932	20,945
Deferred income taxes	38,736	16,831
Other long-term assets	30,729	30,496
Total assets	$1,284,630	$1,182,685

Liabilities
Current liabilities
Short-term debt	$30,857	$32,500
Accounts payable	263,376	278,099
Other current liabilities	151,928	140,214
Total current liabilities	446,161	450,813
Long-term debt	414,761	452,451
Deferred income taxes	3,425	3,978
Other long-term liabilities	37,145	48,271
Total liabilities	901,492	955,513

Commitments and contingencies: Notes 10, 24, 25 and 26

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 66,525,269 issued at December 2022 and 66,492,660 at December 2021)	—	—
Additional paid-in capital	565,546	562,340
Retained earnings (deficit)	90,863	(85,439)
Treasury stock (at cost, 3,681,308 shares at December 2022 and 80,876 shares at December 2021)	(23,418)	(1,121)
Accumulated other comprehensive loss	(251,755)	(246,480)
Total Titan stockholders’ equity	381,236	229,300
Noncontrolling interests	1,902	(2,128)
Total equity	383,138	227,172
Total liabilities and equity	$1,284,630	$1,182,685

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Stock reserved for deferred compensation	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2020	60,283,212	$—	$532,070	$(74,334)	$(4,234)	$—	$(218,651)	$234,851	$4,137	$238,988
Net loss				(60,388)				(60,388)	(4,689)	(65,077)
Currency translation adjustment, net of tax							(1,644)	(1,644)	(2496)	(4,140)
Pension liability adjustments, net of tax							3,454	3,454		3,454
Derivative loss							(413)	(413)		(413)
Dividends declared				(303)				(303)		(303)
Stock-based compensation	440,558		1,562		900			2,462		2,462
VIE deconsolidation and distributions								—	(559)	(559)
Noncontrolling interest contributions								—	608	608
Issuance of treasury stock under 401(k) plan	653,211		(890)		2,135			1,245		1,245
Balance December 31, 2020	61,376,981	$—	$532,742	$(135,025)	$(1,199)	$—	$(217,254)	$179,264	$(2,999)	$176,265
Net income				49,586				49,586	305	49,891
Currency translation adjustment, net of tax							(41,908)	(41,908)	(430)	(42,338)
Pension liability adjustments, net of tax							12,308	12,308		12,308
Derivative gain							374	374		374
Stock-based compensation	827,277		3,363		78			3,441		3,441
VIE deconsolidation and distributions								—	996	996
Issuance of common stock under 401(k) plan	175,267		1,235					1,235		1,235
RDIF settlement	4,032,259		25,000					25,000		25,000
Balance December 31, 2021	66,411,784	$—	$562,340	$(85,439)	$(1,121)	$—	$(246,480)	$229,300	$(2,128)	$227,172
Net income				176,302				176,302	2,884	179,186
Currency translation adjustment, net of tax							(7,653)	(7,653)	1,146	(6,507)
Pension liability adjustments, net of tax							1,115	1,115		1,115
Derivative gain							1,263	1,263		1,263
Stock-based compensation	339,791		2,151		2,131			4,282		4,282
Issuance of common stock and treasury stock under 401(k) plan	124,645		1,055		572			1,627		1,627
Common stock repurchase	(4,032,259)				(25,000)			(25,000)		(25,000)
Balance December 31, 2022	62,843,961	$—	$565,546	$90,863	$(23,418)	$—	$(251,755)	$381,236	$1,902	$383,138

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2022	2021	2020
Net income (loss)	$179,186	$49,891	$(65,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,747	47,991	54,655
Asset impairment	—	—	20,823
Loss on sale of the Australian wheel business	10,890	—	—
Loss on senior note repurchase	—	16,020	—
Deferred income tax benefit	(23,385)	(14,180)	(3,007)
Income on indirect taxes	(32,043)	—	—
Gain on fixed asset and investment sale	(216)	(569)	(4,152)
Gain on property insurance settlement	—	—	(8,657)
Stock-based compensation	4,282	3,441	2,462
Issuance of common stock under 401(k) plan	1,627	1,235	1,245
Foreign currency translation loss (gain)	2,661	(8,930)	12,444
(Increase) decrease in assets:
Accounts receivable	(27,201)	(74,736)	(15,236)
Inventories	(19,598)	(112,850)	37,747
Prepaid and other current assets	11,366	(15,671)	2,312
Other long-term assets	(1,288)	(5,298)	(1,071)
Increase (decrease) in liabilities:
Accounts payable	(7,754)	121,189	11,942
Other current liabilities	18,888	14,781	24,025
Other liabilities	516	(11,588)	(13,226)
Net cash provided by operating activities	160,678	10,726	57,229
Cash flows from investing activities:
Capital expenditures	(46,974)	(38,802)	(21,680)
Proceeds from the sale of the Australian wheel business	9,293	—	—
Sale of Wheels India Limited shares	—	—	32,852
Proceeds from property insurance settlement	—	—	8,657
Other investing activities	930	1,203	13,392
Net cash (used for) provided by investing activities	(36,751)	(37,599)	33,221
Cash flows from financing activities:
Proceeds from borrowings	88,940	497,149	91,639
Repurchase of senior secured notes	—	(413,000)	—
Payment on debt	(124,739)	(69,182)	(126,393)
Repurchase of common stock	(25,000)	—	—
Dividends paid	—	—	(603)
Other financing activities	(511)	(1,021)	(3,208)
Net cash (used for) provided by financing activities	(61,310)	13,946	(38,565)
Effect of exchange rate changes on cash	(1,148)	(6,396)	(1,253)
Net increase (decrease) in cash and cash equivalents	61,469	(19,323)	50,632
Cash and cash equivalents, beginning of year	98,108	117,431	66,799
Cash and cash equivalents, end of year	$159,577	$98,108	$117,431

Supplemental information:
Interest paid	$31,604	$34,578	$29,233
Income taxes paid, net of refunds received	$24,105	$16,263	$12,355

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

COVID-19 pandemic
The COVID-19 pandemic impact on the Company was less for the year ended December 31, 2022 than in the comparable period in 2021. The Company’s operations resumed with additional sanitary and other protective health measures, which have increased operating costs. While the Company's operations began to return to historical levels during 2021 and continuing into 2022, certain geographies (particularly China) continue to remain impacted resulting in employee absenteeism. Further, global supply chains are experiencing constraints following the COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor.

Russia-Ukraine Military Conflict
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States and other countries throughout the world.

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 7% of consolidated assets of Titan as of both December 31, 2022 and 2021. The Russian operations represent approximately 6% of consolidated global sales for both of the years ended December 31, 2022 and 2021. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $132.8 million and $86.4 million of cash in foreign bank accounts at December 31, 2022 and 2021, respectively. The Company's cash in its foreign bank accounts is not fully insured.

Accounts receivable and allowance for credit loss
The Company carries its accounts receivable at their face amounts less an allowance for credit loss. An allowance for credit loss is recorded based upon the best estimate of credit losses in accounts receivable. In order to monitor credit risks associated with our customer base, credit worthiness of our existing customer base is reviewed on a periodic basis. At the end of each reporting period, the allowance for credit loss is reviewed relative to management's collectibility assessment and adjusted if deemed necessary. The factors considered in this review include known bad debt risks and past loss history. Actual collection experience may differ from the current estimate of net receivables.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.0% senior secured notes due 2028 (the senior secured notes due 2028) were carried at cost of $395.4 million at December 31, 2022. The fair value of the senior secured notes due 2028 at December 31, 2022, as obtained through an independent pricing source, was approximately $379.5 million.
Investments
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

Sale of Australian wheel business
On March 29, 2022, the Company entered into a definitive agreement (the Agreement) for the sale of its Australian wheel business, to OTR Tyres, a leading Australian tire, wheel and service provider. The closing date of the transaction was March 31, 2022. The Agreement contains customary representations, warranties and covenants for transactions of this type. The sale included gross proceeds and cash repatriated of approximately $17.5 million, and the assumption by OTR Tyres of all liabilities, including employee and lease obligations. Refer to footnote 20 for additional information on the loss on sale of the Australian wheel business.

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $10.4 million, $10.1 million, and $9.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $3.0 million, $2.7 million and $2.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation
Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date. The Company granted 552,992, 438,195 and 1,026,946 restricted stock shares in 2022, 2021 and 2020, respectively. See Note 23 for additional information.
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

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Accounts receivable	$272,928	$259,730
Allowance for credit loss	(6,170)	(4,550)
Accounts receivable, net	$266,758	$255,180

Accounts receivable are reduced by an estimated allowance for doubtful accounts which is based on known risks and historical losses.

3. INVENTORIES

Inventories at December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Raw material	$128,170	$135,241
Work-in-process	42,468	44,694
Finished goods	226,585	212,680
	$397,223	$392,615

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Value added tax and duty receivable, including tax credits	$38,604	$23,245
Factory supplies	22,553	22,240
Prepaid expense	19,062	13,188
Prepaid taxes	2,596	2,856
Deposits	1,388	1,296
Contract receivable	578	1,227
Other	1,289	3,349
	$86,070	$67,401

5. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Land and improvements	$40,330	$41,010
Buildings and improvements	237,507	236,367
Machinery and equipment	588,857	578,816
Tools, dies, and molds	112,990	111,169
Construction-in-process	29,291	20,288
	1,008,975	987,650
Less accumulated depreciation	(712,370)	(686,541)
	$296,605	$301,109

Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years 2022, 2021 and 2020 totaled $41.5 million, $46.4 million, and $51.3 million, respectively.

6. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Net pension asset	$11,241	$11,095
Prepaid software	5,468	6,704
Investments in nonconsolidated affiliates	6,948	6,522
Manufacturing spares	1,683	1,637
Amortizable intangibles	1,610	1,498
Deferred financing costs	264	333
Other	3,515	2,707
	$30,729	$30,496

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INTANGIBLE ASSETS

The components of intangible assets for each of the years ended December 31, 2022 and 2021, were as follows (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	2022	2021
Amortizable intangible assets:
Patents, trademarks, and other	10.59	$10,693	$10,084
Total at cost		10,693	10,084
Less accumulated amortization		(9,083)	(8,586)
		$1,610	$1,498

Amortization related to intangible assets for the years 2022, 2021, and 2020 totaled $0.4 million, $0.6 million, and $2.3 million, respectively.

The estimated aggregate amortization expense at December 31, 2022, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

2023	$175
2024	157
2025	153
2026	153
2027	153
Thereafter	819
$1,610

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Compensation and benefits	$45,389	$46,583
Warranty	19,914	16,628
Accrued insurance benefits	21,154	14,269
Customer rebates and deposits	16,279	9,311
Accrued other taxes	18,549	9,274
Operating lease liability	3,850	6,180
Accrued interest	5,040	4,958
Foreign government grant (a)	1,888	4,383
Settlement of legal matter (b)	1,260	1,620
Other	18,605	27,008
	$151,928	$140,214
(a) In August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant.
(b) The amount relates to a legal settlement between Tire Tire Corporation and Dico, Inc. executed on February 1, 2021 in the amount of $11.5 million, of which the final remaining amount of $1.26 million was paid on January 31, 2023. The Company paid $9.2 million and $1.6 million, including accrued interest, to the federal government on February 25, 2021 and February 1, 2022, respectively.

9. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2022	2021
Warranty liability, January 1	$16,628	$15,040
Provision for warranty liabilities	14,656	9,848
Warranty payments made	(11,370)	(8,260)
Warranty liability, December 31	$19,914	$16,628

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2022
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(4,599)	$395,401
Titan Europe credit facilities	37,362	—	37,362
Revolving credit facility	—	—	—
Other debt	12,855	—	12,855
Total debt	450,217	(4,599)	445,618
Less amounts due within one year	30,857	—	30,857
Total long-term debt	$419,360	$(4,599)	$414,761

	December 31, 2021
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(5,476)	$394,524
Titan Europe credit facilities	44,993	—	44,993
Revolving credit facility	30,000	—	30,000
Other debt	15,434	—	15,434
Total debt	490,427	(5,476)	484,951
Less amounts due within one year	32,500	—	32,500
Total long-term debt	$457,927	$(5,476)	$452,451
The weighted-average interest rates on total short-term borrowings, at December 31, 2022 and December 31, 2021, were approximately 6.8% and 6.7%, respectively.
Aggregate maturities of total debt at December 31, 2022, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

2023	$30,857
2024	7,979
2025	4,245
2026	1,997
2027	1,452
Thereafter	403,687
$450,217

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $37.4 million in aggregate principal amount at December 31, 2022. Maturity dates on this primarily unsecured debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature on October 28, 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At December 31, 2022, there were no borrowings under the credit facility, $7.2 million in outstanding letters of credit and the amount available to borrow under the facility totaled $117.8 million based on eligible accounts receivable and inventory balances.

Other Debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $10.1 million and $2.7 million, respectively at December 31, 2022. The maturity dates on this debt are less than one year. The Company expects to negotiate an extension of the maturity dates on these loans with the respective financial institutions or repay, if deemed prudent.

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	2022	2021
Accrued pension liabilities	$13,877	$19,124
Operating lease liability	2,409	11,352
Foreign government grant (a)	11,797	9,015
Settlement of legal matter (see footnote 8)	—	1,199
Income tax liabilities	43	111
Other	9,019	7,470
	$37,145	$48,271

(a) The amount relates to foreign government grant programs related to certain capital development projects in Italy and Spain. The grants were recorded as deferred income which will be amortized over the life of the capital development projects.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. These derivative financial instruments are recognized at fair value.

For the year ended December 31, 2022 and 2021, the Company recorded a derivative gain of $1.3 million and $0.4 million, respectively, related to certain derivative contracts entered into during the year. For the year ended December 31, 2020, the Company recorded a derivative loss of $0.4 million. The Company has designated these financial instruments as hedging instruments. Any gain or loss on the re-measurement of the fair value is included within the Consolidated Statements of Comprehensive Income.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. REDEEMABLE NONCONTROLLING INTEREST

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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2021	$(194,151)	$(413)	$(22,690)	$(217,254)
Currency translation adjustments	(41,908)	—	—	(41,908)
Reclassification adjustments:
Defined benefit pension plan adjustments, net of tax of $39	—	—	12,308	12,308
Derivative gain	—	374	—	374
Balance at December 31, 2021	(236,059)	(39)	(10,382)	(246,480)
Currency translation adjustments	(7,653)	—	—	(7,653)
Reclassification adjustments:
Defined benefit pension plan adjustments, net of tax of $(383)	—	—	1,115	1,115
Derivative gain	—	1,263	—	1,263
Balance at December 31, 2022	$(243,712)	$1,224	$(9,267)	$(251,755)

15. STOCKHOLDERS’ EQUITY

On February 1, 2022, the Company entered into a Stock Purchase Agreement with the RDIF equity holders to buy back 4,032,259 shares of restricted Titan common stock for the previously agreed amount of $25 million; refer to Footnote 13 for further information. The Company did not repurchase any shares of Titan common stock in 2021 or 2020. The Company records treasury stock using the cost method.

On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the “Share Repurchase Program”) for the repurchase of the Company's common stock. This authorization will take effect immediately and will remain in place for up to three years. During 2022, Titan did not repurchase any shares of our common stock under the Share Repurchase Program. As of December 31, 2022, $50.0 million remains available for future share repurchases under this program.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 11, 2020, the Board of Directors unanimously approved the suspension of the Company’s quarterly common stock dividend until further notice. Titan paid aggregate cash dividends of $.005 per share of common stock for the first quarter of 2020 and then the Company's quarterly stock dividend was suspended for the remainder of 2020, continuing through 2021 and 2022. Dividends declared totaled $0.0 million, $0.0 million and $0.3 million for years ended December 31, 2022, 2021 and 2020, respectively.

16. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in two joint ventures for which Titan is the primary beneficiary. One of these joint ventures operates distribution facilities that primarily distribute mining products. Titan is the 50% owner of the distribution facility located in Canada. Titan is also a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. The Company’s variable interests in these joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans. As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income (loss) attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Consolidated Balance Sheets.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets at December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Cash and cash equivalents	$1,729	$714
Inventory	2,581	2,459
Other current assets	4,179	5,135
Property, plant, and equipment, net	4,657	3,414
Other non-current assets	465	626
Total assets	$13,611	$12,348

Current liabilities	2,077	1,687
Other long-term liabilities	1,062	669
Total liabilities	$3,139	$2,356

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are non-recourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds variable interests in certain VIEs that are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Investments	$6,827	$6,402
Total VIE assets	6,827	6,402
Accounts payable to the non-consolidated VIEs	3,936	4,296
Maximum exposure to loss	$10,763	$10,698

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. ASSET IMPAIRMENT

The Company recorded no asset impairment charges during the year ended December 31, 2022 and 2021.

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

18. RESTRUCTURING ACTIVITIES

The Company recorded no restructuring charge during the year ended December 31, 2022 and 2021.

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

As part of the closure of the Saltville, Virginia wheel operations, the Company recorded an inventory impairment charge of $1.0 million for the year ended December 31, 2020. The Company expects the closure of Saltville, Virginia wheel operations to be completed during 2023. The inventory impairment charge was included in cost of sales in the Consolidated Statement of Operations.

19. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses recorded for the years ended December 31, 2022, 2021, and 2020, were $11.7 million, $10.5 million, and $9.7 million, respectively.

20. OTHER INCOME

Other income consisted of the following for the years set forth below (amounts in thousands):

	2022	2021	2020
Income on indirect taxes (a)	$32,043	$—	$—
Loss on sale of Australia wheel business (b)	(10,890)	—	—
Proceeds from government grant (c)	1,324	—	—
Gain on legal settlement (d)	—	1,750	—
Equity investment income	859	806	720
Gain on sale of assets	216	257	440
Gain on property insurance settlement (e)	—	—	8,600
Gain on sale of Brownsville, Texas facility	—	—	4,855
Loss on sale of Wheels India Limited shares (f)	—	—	(703)
Other income (expense)	1,868	(727)	4,887
	$25,420	$2,086	$18,799

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a) In May 2022 and September 2022, the Brazilian tax authorities approved indirect tax credits to be applied against future tax obligations. Refer to Footnote 21 for additional information.

(b) The loss on sale of the Australian wheel business is comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. Refer to Footnote 1 for additional information.

(c) The amount relates to foreign government grant programs for certain capital development projects in Italy and Spain. The grants were recorded as deferred income which will be amortized over the life of the capital development projects. The Company received proceeds of an additional $1.9 million from the grant for the year ended December 31, 2022, of which $1.3 million was recorded as other income to match to the historical depreciation recorded on the underlying assets. Refer to Footnote 8 for additional information.

(d) The gain on legal settlement relates to proceeds received from a steel supplier for the year ended December 31, 2021.

(e) The gain on property insurance settlement relates to the receipt of insurance proceeds for the year ended December 31, 2020 for a 2017 fire that occurred at a facility of TTRC, a subsidiary of the Company, located in Fort McMurray in Alberta, Canada.

(f) The Company sold its remaining equity method investment in Wheels India Limited (Wheels India) during 2020 resulting in net proceeds of $32.9 million and net loss of $0.7 million for the year ended December 31, 2020.

21. INCOME TAXES

Income (loss) before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2022	2021	2020
Domestic	$73,361	$(5,862)	$(36,761)
Foreign	128,992	56,902	(21,370)
	$202,353	$51,040	$(58,131)

The income tax provision was as follows for the years set forth below (amounts in thousands):

	2022	2021	2020
Current
Federal	$(55)	$(933)	$(4,050)
State	1,897	(160)	326
Foreign	44,710	16,422	13,677
	46,552	15,329	9,953
Deferred
Federal	(14,953)	—	—
State	(10,959)	—	—
Foreign	2,527	(14,180)	(3,007)
	(23,385)	(14,180)	(3,007)
Income tax provision	$23,167	$1,149	$6,946

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2022	2021	2020
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Unrecognized tax positions	(0.3)	(1.1)	5.9
Foreign tax rate differential	11.7	13.0	(7.2)
Valuation allowance	(23.4)	(33.9)	(47.9)
State taxes, net	2.0	3.7	9.0
Nondeductible royalty	0.5	1.9	(1.2)
Sale of investment	—	—	8.7
Equity based compensation	(0.3)	(1.0)	(0.2)
Nondeductible interest	—	1.5	(1.0)
Other, net	0.2	(2.8)	1.0
Effective tax rate	11.4%	2.3%	(11.9)%

The effective tax rate for the year ended December 31, 2022, was 11.4% compared to 2.3% for the year ended December 31, 2021. The effective rate for 2022 was negatively affected by the impacts of foreign income and state income taxes, which resulted in a net $23.7 million and $4.0 million tax expense, respectively. For 2022, the rate was positively impacted by benefits from the federal and state valuation allowance release, which resulted in tax benefits of $53.3 million offset by $5.9 million foreign valuation allowance established. After giving consideration to these items, the effective tax rate for 2022 of 11.4% was lower than the 21% U.S. federal statutory rate.

In December 2021, the U.S. Treasury Department released final regulations concerning the U.S foreign tax credit. In November 2022, the U.S. Treasury Department and IRS released proposed regulations which provided additional guidance relating to the credits for foreign taxes. As a result, the Company does not expect to receive a credit for Brazilian income taxes paid for U.S. tax purposes. This change is included in the $45.3 million global intangible low-taxed income (GILTI) inclusion amount for 2022, of which the $9.5 million tax expense is included within the foreign tax rate differential line item on the rate reconciliation. This income inclusion resulted in the utilization of interest expense carryforward, which had a full valuation allowance, and resulted in a benefit of approximately $2.9 million.

In jurisdictions where the Company operates, management continues to monitor the realizability of the deferred tax assets arising from losses in its cyclical business, taking into account multiple factors. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. After evaluating all available evidence, including the fact that the U.S. achieved a three year cumulative income position in the fourth quarter of 2022, the Company released most of its U.S. valuation allowance and only retained a portion related to credits, some state net operating losses and interest expense carryforward that were not more likely than not to be utilized. The Company continues to record a valuation allowance in several major jurisdictions, including various U.S. states, Italy, and Luxembourg where it remains more likely than not that the deferred tax assets would not be utilized. The Company released a valuation allowance of $53.3 million and $16.1 million on the net deferred tax asset in 2022 and 2021, respectively. These amounts are primarily related to net operating losses generated from operations in these certain countries.

The Company is involved in various tax matters, for some of which the outcome is uncertain. The Company believes that it has adequate tax reserves to address open tax matters acknowledging that the outcome and timing of these events are uncertain.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021, were as follows (amounts in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$117,646	$138,472
Pension	—	447
Inventory	7,001	7,602
Warranty	5,587	4,391
Employee benefits and related costs	8,394	8,585
Prepaid royalties	2,145	2,922
Interest limitation	16,361	21,868
Lease liability	3,951	6,482
Intangible assets	1,105	—
Other	14,045	17,672
Deferred tax assets	176,235	208,441
Deferred tax liabilities:
Fixed assets	(11,978)	(11,455)
Intangible assets	—	(710)
Lease assets	(3,869)	(6,441)
Pension	(1,169)	—
Other	(2,851)	(3,810)
Deferred tax liabilities	(19,867)	(22,416)
Subtotal	156,368	186,025
Valuation allowance	(121,057)	(173,172)
Net deferred tax asset (liability)	$35,311	$12,853
As of December 31, 2022 and 2021, certain net tax loss carryforwards of $117.6 million and $138.5 million were available with $2.5 million expiring between 2022 and 2027 and $115.1 million expiring after 2027. At December 31, 2022, a valuation allowance of $121.1 million has been established. The net change in the valuation allowance was $(52.1) million and $(26.0) million for 2022 and 2021, respectively. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, and Luxembourg.

As of December 31, 2022, the Company has $75.2 million of gross Federal net operating loss carryforward, a portion of which expires starting in 2035 and a portion of which does not expire. Additionally, the Company has $303 million of state net operating losses and $351.4 million of foreign loss carryforwards.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income", which is effective for tax years beginning after December 31, 2022 for applicable corporations with financial statement income greater than $1 billion, and a one percent excise tax on net repurchases of stock after December 31, 2022. Titan is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to its business, but at this time does not expect the Inflation Reduction Act to have a material impact on its financial results.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Italy and Brazil. Open tax years for the U.S. are from 2019-2022, for Italy open tax years are from 2016-2022, and Brazil has open tax years from 2016-2022.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. At December 31, 2022, 2021, and 2020, the unrecognized tax benefits were $0.0 million, $0.1 million, and $0.8 million, respectively. As of December 31, 2022, $0.0 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is possible that the Company’s gross unrecognized tax benefits balance will decrease by approximately $0.0 million within the next twelve months.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2022	2021	2020
Balance at January 1	$540	$1,012	$4,097
Increases to tax positions taken during the current year	—	—	—
Increases to tax positions taken during the prior years	—	—	13
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statutes of limitations	(506)	(473)	(3,099)
Settlements	—	—	—
Foreign exchange	(4)	1	1
Balance at December 31	$30	$540	$1,012

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $0.0 million, $(0.2) million, and $(1.1) million at December 31, 2022, 2021 and 2020, respectively. The reconciliation of unrecognized tax benefits above does not include accrued interest and penalties of $0.3 million at December 31, 2020. There were no accrued interest and penalties excluded at December 31, 2022 and 2021.

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

During the second and third quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for two of its Brazilian subsidiaries. For the year ended December 31, 2022, the Company recorded $32.0 million within other income in the consolidated statements of operations. The Company also recorded $16.1 million of income tax expense associated with the recognition of these indirect tax credits for the year end December 31, 2022. Of the $16.1 million income tax expense recorded, $9.4 million was recorded locally in Brazil, while the remaining $6.7 million was recorded to the US in accordance with the GILTI income tax requirements.

The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations over the next twelve months. For the year ended December 31, 2022, the Company has utilized approximately $15.0 million of the tax credits in the settlement of income tax obligations. After the utilization of $15.0 million of tax credits, the Company paid in cash approximately $24.1 million of income taxes for the year ended December 31, 2022 which is on the supplemental information of the consolidated statement of cash flows.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension plans as of December 31, 2022 and 2021 (amounts in thousands):

Change in benefit obligation:	2022	2021
Benefit obligation at beginning of year	$106,587	$114,940
Service cost	590	655
Interest cost	2,872	2,880
Disposition of Australia benefit obligation	(853)	—
Actuarial gain	(19,991)	(1,985)
Benefits paid	(8,866)	(8,381)
Foreign currency translation	(960)	(1,522)
Benefit obligation at end of year	$79,379	$106,587
Change in plan assets:
Fair value of plan assets at beginning of year	$97,007	$89,744
Actual return on plan assets	(14,179)	13,259
Employer contributions	436	1,397
Benefits paid	(8,228)	(7,355)
Foreign currency translation	(11)	(38)
Fair value of plan assets at end of year	$75,025	$97,007
Unfunded status at end of year	$(4,354)	$(9,580)
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$11,241	$11,095
Current liabilities	(1,718)	(1,551)
Noncurrent liabilities	(13,877)	(19,124)
Net amount recognized in the Consolidated Balance Sheet	$(4,354)	$(9,580)

The pension benefit obligation included $66.1 million of pension benefit obligation for the three frozen plans in the U.S. and $13.3 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $74.1 million of plan assets for the three frozen plans in the U.S. and $0.9 million of plan assets for foreign plans.

Information for pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets were (amounts in thousands):

	2022	2021
Projected and accumulated benefit obligations (a)	$79,379	$59,895
Fair value of plan assets	75,025	39,561

(a) The majority of the Company's pension plans are frozen plans and therefore there is no difference between the projected and accumulated benefit obligations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive loss:
	2022	2021
Unrecognized prior service cost	$643	$668
Unrecognized net loss	(21,091)	(22,231)
Deferred tax effect of unrecognized items	11,181	11,181
Net amount recognized in accumulated other comprehensive loss	$(9,267)	$(10,382)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2022	2021
Discount rate	5.5%	2.7%
Expected long-term return on plan assets	6.5%	6.5%

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2022, 2021, and 2020 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2022	2021	2020
Service cost	$590	$655	$801
Interest cost	2,872	2,880	3,496
Assumed return on assets	(6,071)	(6,024)	(5,463)
Amortization of unrecognized prior service cost	(85)	(95)	(69)
Amortization of net unrecognized loss	1,426	2,805	2,840
Net periodic pension cost	$(1,268)	$221	$1,605

Service cost is recorded as cost of sales in the Consolidated Statement of Operations while all other components are recorded in other income.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Discount rate	2.7%	1.4%	3.6%
Expected long-term return on plan assets	6.5%	6.5%	6.9%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2022	2021	2022
U.S. equities (a)	62%	64%	40% - 80%
Fixed income	23%	23%	20% - 50%
Cash and cash equivalents	8%	6%	0% - 20%
International equities (a)	7%	7%	0% - 16%
	100%	100%
(a) Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$5,377	$5,377	$—	$—
Common stock	29,759	29,759	—	—
Bonds and securities	4,891	4,891	—	—
Mutual and insurance funds	34,998	34,084	914	—
Totals	$75,025	$74,111	$914	$—

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$5,830	$5,830	$—	$—
Common stock	38,231	38,231	—	—
Bonds and securities	8,240	8,240	—	—
Mutual and insurance funds	44,706	44,194	512	—
Totals	$97,007	$96,495	$512	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, international equities and REITs.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $2.6 million (approximately three percent of total plan assets) at December 31, 2022, and $1.9 million (approximately one percent of total plan assets) at December 31, 2021.

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

Although the 2023 minimum pension funding calculations are not finalized, the Company does not anticipate any minimum funding requirements.

Projected benefit payments from the plans as of December 31, 2022, are estimated as follows (amounts in thousands):

2023	$8,197
2024	7,665
2025	7,487
2026	7,294
2027	6,819
2028-2032	30,037

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 124,645 shares, 175,267 shares and 653,211 shares of common

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stock in connection with this 401(k) plan during 2022, 2021, and 2020, respectively.  Expenses to the Company related to this common stock matching contribution were $1.7 million, $1.4 million, and $1.2 million for 2022, 2021, and 2020, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $4.1 million, $3.8 million, and $3.7 million for 2022, 2021, and 2020, respectively.

23. STOCK COMPENSATION

The Company recorded stock compensation of $4.3 million, $4.3 million, and $2.5 million in 2022, 2021, and 2020, respectively.

Titan International, Inc. Equity and Incentive Compensation Plan
The Company adopted a new Titan International, Inc. Equity and Incentive Compensation Plan at the 2021 Annual Meeting of Stockholders to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 3.5 million shares are available for future issuance under the equity incentive plan at December 31, 2022.

Stock Options
Under the Company's Equity Incentive plan (or its predecessor plan), the Company granted no stock options in 2022, 2021, and 2020. The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors. All options outstanding at December 31, 2022 are fully vested and expire 10 years from the grant date.

The following is a summary of activity in stock options during the year ended December 31, 2022:

	Shares Subject to Option	Weighted-Average		Aggregate Intrinsic Value (in thousands)
		Exercise Price	Remaining Contractual Life (in Years)
Outstanding, December 31, 2021	453,200	$14.44	3.79
Granted	—	—
Exercised	—	—
Forfeited/Expired	(45,000)	23.39
Outstanding, December 31, 2022	408,200	$13.45	3.16	$1,350
Exercisable, December 31, 2022	408,200	$13.45	3.16	$1,350

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

Restricted Stock and Performance Stock Units
Under the Company's Equity Incentive plan (or its predecessor plan), the Company granted restricted stock units (RSU) to eligible employee and the members of the Company's Board of Directors. The restricted stock units to employees vest over a period of three years. The restricted stock units to the members of the Company's Board of Directors vest over a period of one year. During 2022, 2021 and 2020, 552,992, 438,195, and 1,026,946 RSU shares were granted, respectively. The Company recorded $3.4 million, $3.4 million and $2.5 million stock compensation expense associated with RSUs for the year ended December 31, 2022, 2021, and 2020, respectively.

On December 28, 2021, the Company awarded certain named executive officers grants of long-term performance stock units (PSU) based on the achievement of certain adjusted-EBITDA targets for the fiscal years commencing January 1, 2021 and ending December 31, 2024. The number of shares earned could range between 0% and 125% of the target amount depending

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
upon performance achieved over the four year vesting period. The Company recorded $0.9 million and $0.9 million of stock compensation expense associated with PSUs for the year ended December 31, 2022 and December 31, 2021, respectively.

A summary of RSU and PSU activity for the year ended December 31, 2022, is presented in the following table:

	RSU	PSU	Total Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021 (a)	722,869	328,948	1,051,817	$7.68
Granted	552,992	—	552,992	12.72
Vested	(371,960)	—	(371,960)	6.32
Forfeited/Expired	(27,013)	—	(27,013)	9.56
Unvested at December 31, 2022	876,888	328,948	1,205,836	$10.37

(a) PSU awards are presented at maximum payout of 125% of the target amount at grant date.

Pre-tax unrecognized compensation expense for unvested RSUs and PSUs was $8.0 million at December 31, 2022, and will be recognized as an expense over a weighted-average period of 1.5 years.

The fair value of shares vested, based on the stock's fair value on the vesting date, was $6.0 million, $7.5 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC 842, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (7.27%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Consolidated Statement of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Consolidated Statement of Operations. For the years ended December 31, 2022, 2021, and 2020, operating lease expense was $5.1 million, $6.1 million, and $5.9 million, respectively, and finance lease amortization expense was $2.6 million, $3.8 million, and $3.1 million, respectively.
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	2022
Operating lease ROU assets	Operating lease assets	$8,932

Operating lease current liabilities	Other current liabilities	$3,850
Operating lease long-term liabilities	Other long-term liabilities	2,409
Total operating lease liabilities		$6,259

Finance lease, gross	Property, plant & equipment, net	$6,994
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,820)
Finance lease, net		$3,174

Finance lease current liabilities	Other current liabilities	$2,562
Finance lease long-term liabilities	Other long-term liabilities	3,444
Total finance lease liabilities		$6,006

At December 31, 2022, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
2023	$4,013	$2,873
2024	1,846	1,708
2025	577	1,061
2026	237	663
2027	187	44
Thereafter	233	—
Total future minimum lease payments	$7,093	$6,349
Less imputed interest	834	343
	$6,259	$6,006
Weighted average remaining lease term (in years)	2.39	2.64

Supplemental cash flow information related to leases for the year ended December 31, 2022 were as follows: operating cash flows from operating leases were $9.2 million and operating cash flows from finance leases were $0.2 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. PURCHASE OBLIGATIONS

The purchase obligations mainly consist of commitments for raw material purchases and equipment associated with our global manufacturing operations. At December 31, 2022, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2023	$33,674
2024	2,032
Total non-cancellable purchase obligations	$35,706

27. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Company, Mr. Maurice Taylor.  The related party is Mr. Fred Taylor, who was Mr. Maurice Taylor’s brother.  Mr. Fred Taylor passed away on December 13, 2021. The companies which Mr. Fred Taylor is associated with that do business with Titan include the following:  Blacksmith OTR, LLC; F.B.T. Enterprises; Green Carbon, Inc; Silverstone, Inc.; and OTR Wheel Engineering, Inc.  During 2022, 2021, and 2020, sales of Titan product to these companies were approximately $4.4 million, $2.7 million, and $0.7 million, respectively.  Titan had trade receivables due from these companies of approximately $0.2 million and $0.2 million at December 31, 2022, and 2021.  On other sales referred to Titan from these manufacturing representative companies, commissions were approximately $1.8 million, $2.0 million, and $1.3 million during 2022, 2021, and 2020, respectively. Titan had purchases from these companies of approximately $1.1 million, $1.3 million, and $0.0 million, during 2022, 2021, and 2020, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2022, 2021, and 2020 (amounts in thousands):

	2022	2021	2020
Revenues from external customers
Agricultural	$1,192,239	$949,400	$634,652
Earthmoving/construction	807,356	693,350	510,150
Consumer	169,785	137,465	114,511
	$2,169,380	$1,780,215	$1,259,313
Gross profit
Agricultural	$193,585	$135,807	$65,408
Earthmoving/construction	135,788	83,705	37,885
Consumer	31,337	18,030	11,026
	$360,710	$237,542	$114,319
Income (loss) from operations
Agricultural	$130,474	$77,666	$9,838
Earthmoving/construction	79,810	27,809	(21,620)
Consumer	22,843	9,553	1,085
Corporate & Unallocated	(27,325)	(29,853)	(24,654)
Income (loss) from operations	205,802	85,175	(35,351)

Interest expense	(29,796)	(32,221)	(30,554)
Loss on senior note repurchase	—	(16,020)	—
Foreign exchange gain (loss)	927	12,020	(11,025)
Other income, net	25,420	2,086	18,799
Income (loss) before income taxes	$202,353	$51,040	$(58,131)

Capital expenditures
Agricultural	$25,738	$20,749	$10,869
Earthmoving/construction	17,576	15,014	8,859
Consumer	3,660	3,039	1,952
	$46,974	$38,802	$21,680

Depreciation & amortization
Agricultural	$22,645	$25,082	$26,534
Earthmoving/construction	15,337	18,428	21,328
Consumer	3,226	3,621	4,785
Corporate & Unallocated	1,539	860	2,008
	$42,747	$47,991	$54,655

Total assets
Agricultural	$548,523	$517,528	$444,843
Earthmoving/construction	538,064	502,373	478,264
Consumer	133,213	133,906	86,752
Corporate & Unallocated (a)	64,830	28,878	22,025
	$1,284,630	$1,182,685	$1,031,884

(a) Unallocated assets included cash of approximately $20 million, $7 million, and $13 million at years ended December 31, 2022, 2021, and 2020, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2022, 2021, and 2020 was as follows (amounts in thousands):

	2022	2021	2020
Net Sales
United States	$1,074,715	$835,985	$583,400
Europe / CIS	577,877	479,724	343,452
Latin America	422,439	318,879	218,258
Other international	94,349	145,627	114,203
	$2,169,380	$1,780,215	$1,259,313
Long-Lived Assets
United States	$97,112	$98,307	$103,748
Europe / CIS	138,617	146,547	163,265
Latin America	49,714	42,599	38,531
Other international	11,162	13,656	14,310
	$296,605	$301,109	$319,854

29. EARNINGS PER SHARE

Earnings per share for 2022, 2021, and 2020 were as follows (amounts in thousands, except per share data):

	2022	2021	2020
Net income (loss) applicable to common shareholders	$176,302	$49,586	$(60,388)
Determination of shares:
Weighted average shares outstanding (basic)	63,040	62,100	60,818
Effect of restricted stock and stock options	651	585	—
Weighted average shares outstanding (diluted)	63,691	62,685	60,818
Earnings per share:
Basic	$2.80	$0.80	$(0.99)
Diluted	$2.77	$0.79	$(0.99)

The effect of restricted stock and stock options has been excluded for 2020 as the effect would have been antidilutive. The weighted average share amount excluded for restricted stock and stock options was 0.4 million shares for 2020.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
30. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no subsequent events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Reserves deducted in the balance sheet from the assets to which it applies (amounts in thousands):

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2022
Allowance for credit loss	$4,550	$1,646	$—	$(26)	$—	$6,170
Deferred income tax valuation allowance:
Domestic	94,747	—	—	(53,076)	—	41,671
Foreign	78,425	19,503	—	(13,833)	(4,709)	79,386

Year ended December 31, 2021
Allowance for credit loss	$3,782	$826	$—	$(58)	$—	$4,550
Deferred income tax valuation allowance:
Domestic	98,051	—	—	(1,034)	(2,270)	94,747
Foreign	101,125	3,712	—	(20,108)	(6,304)	78,425

Year ended December 31, 2020
Allowance for credit loss	$3,714	$815	$—	$(747)	$—	$3,782
Deferred income tax valuation allowance:
Domestic	84,910	13,824	—	—	(683)	98,051
Foreign	79,770	14,065	7,290	—	—	101,125

S- 1