Form 10-Q
period 2023-03-31
TITAN INTERNATIONAL INC
filed 2023-05-03
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12936

TITAN INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

1525 Kautz Road, Suite 600, West Chicago, IL
(Address of principal executive offices)

36-3228472
(I.R.S. Employer Identification No.)

60185
(Zip Code)
(630) 377-0486
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

Indicate the number of shares of Titan International, Inc. outstanding: 63,127,418 shares of common stock, $0.0001 par value, as of April 24, 2023.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022

Net sales	$548,644	$555,997
Cost of sales	453,087	469,268
Gross profit	95,557	86,729
Selling, general and administrative expenses	34,472	36,227
Research and development expenses	3,014	2,920
Royalty expense	2,935	2,874
Income from operations	55,136	44,708
Interest expense, net	(6,492)	(7,907)
Foreign exchange (loss) gain	(1,760)	5,317
Other income (expense)	762	(8,859)
Income before income taxes	47,646	33,259
Provision for income taxes	14,216	8,681
Net income	33,430	24,578
Net income attributable to noncontrolling interests	1,592	656
Net income attributable to Titan and applicable to common shareholders	$31,838	$23,922

Earnings per common share:
Basic	$0.51	$0.37
Diluted	$0.50	$0.37
Average common shares and equivalents outstanding:
Basic	62,905	63,860
Diluted	63,621	64,350

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2023	2022
Net income	$33,430	$24,578
Derivative (loss) gain	(111)	303
Currency translation adjustment, net	6,944	17,275
Pension liability adjustments, net of tax of $11 and $(182), respectively	(30)	544
Comprehensive income	40,233	42,700
Net comprehensive income (loss) attributable to redeemable and noncontrolling interests	497	(526)
Comprehensive income attributable to Titan	$39,736	$43,226

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2023	December 31, 2022

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$164,116	$159,577
Accounts receivable, net	325,968	266,758
Inventories	388,980	397,223
Prepaid and other current assets	91,404	86,070
Total current assets	970,468	909,628
Property, plant and equipment, net	300,447	296,605
Operating lease assets	7,805	8,932
Deferred income taxes	34,899	38,736
Other long-term assets	31,188	30,729
Total assets	$1,344,807	$1,284,630

Liabilities
Current liabilities
Short-term debt	$23,836	$30,857
Accounts payable	276,072	263,376
Other current liabilities	167,954	151,928
Total current liabilities	467,862	446,161
Long-term debt	413,371	414,761
Deferred income taxes	3,438	3,425
Other long-term liabilities	36,929	37,145
Total liabilities	921,600	901,492

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 66,525,269 issued at March 31, 2023 and 66,525,269 at December 31, 2022)	—	—
Additional paid-in capital	564,493	565,546
Retained earnings	122,701	90,863
Treasury stock (at cost, 3,440,207 shares at March 31, 2023 and 3,681,308 shares at December 31, 2022)	(22,529)	(23,418)
Accumulated other comprehensive loss	(243,857)	(251,755)
Total Titan shareholders’ equity	420,808	381,236
Noncontrolling interests	2,399	1,902
Total equity	423,207	383,138
Total liabilities and equity	$1,344,807	$1,284,630

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2023	62,843,961	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income			31,838			31,838	1,592	33,430
Currency translation adjustment, net					8,039	8,039	(1,095)	6,944
Pension liability adjustments, net of tax					(30)	(30)		(30)
Derivative loss					(111)	(111)		(111)
Stock-based compensation	322,157	(1,303)		2,003		700		700
Issuance of treasury stock under 401(k) plan	28,733	250		179		429		429
Common stock repurchase	(109,789)			(1,293)		(1,293)		(1,293)
Balance March 31, 2023	63,085,062	$564,493	$122,701	$(22,529)	$(243,857)	$420,808	$2,399	$423,207

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2022	66,411,784	$562,340	$(85,439)	$(1,121)	$(246,480)	$229,300	$(2,128)	$227,172
Net income			23,922			23,922	656	24,578
Currency translation adjustment, net					18,457	18,457	(1,182)	17,275
Pension liability adjustments, net of tax					544	544		544
Derivative gain					303	303		303
Stock-based compensation	212,440	(851)		1,339		488		488
Issuance of common stock under 401(k) plan	32,609	360				360		360
Common stock repurchase	(4,032,259)			(25,000)		(25,000)		(25,000)
Balance March 31, 2022	62,624,574	$561,849	$(61,517)	$(24,782)	$(227,176)	$248,374	$(2,654)	$245,720

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2023	2022
Net income	$33,430	$24,578
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	10,830	11,348
Loss on sale of the Australian wheel business	—	10,890
Deferred income tax provision	4,089	995
Gain on fixed asset and investment sale	(10)	(110)
Stock-based compensation	700	488
Issuance of stock under 401(k) plan	429	360
Foreign currency gain	(230)	(5,448)
(Increase) decrease in assets:
Accounts receivable	(58,541)	(57,332)
Inventories	11,486	(34,240)
Prepaid and other current assets	(3,932)	(9,606)
Other assets	(459)	(330)
Increase in liabilities:
Accounts payable	10,237	23,918
Other current liabilities	15,947	13,728
Other liabilities	110	2,244
Net cash provided by (used for) operating activities	24,086	(18,517)
Cash flows from investing activities:
Capital expenditures	(11,698)	(7,637)
Proceeds from the sale of the Australian wheel business	—	9,293
Proceeds from sale of fixed assets	258	756
Net cash (used for) provided by investing activities	(11,440)	2,412
Cash flows from financing activities:
Proceeds from borrowings	2,360	76,782
Payment on debt	(11,382)	(39,483)
Repurchase of common stock	(1,293)	(25,000)
Other financing activities	(130)	(586)
Net cash (used for) provided by financing activities	(10,445)	11,713
Effect of exchange rate changes on cash	2,338	4,428
Net increase in cash and cash equivalents	4,539	36
Cash and cash equivalents, beginning of period	159,577	98,108
Cash and cash equivalents, end of period	$164,116	$98,144

Supplemental information:
Interest paid	$863	$869
Income taxes paid, net of refunds received	$3,767	$2,083

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the 2022 Form 10-K). All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COVID-19 pandemic
The COVID-19 pandemic impact on the Company was less during the first quarter of 2023 than in the comparable period in 2022. The Company’s operations continued with additional sanitary and other protective health measures which have increased operating costs. While the Company's operations returned to historical levels during 2022 and continuing into the first quarter of 2023, global supply chains are still experiencing constraints following the COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 were carried at a cost of $395.6 million at March 31, 2023. The fair value of the senior secured notes due 2028 at March 31, 2023, as obtained through an independent pricing source, was approximately $360.4 million.

Russia-Ukraine military conflict
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict triggered additional economic and other sanctions enacted by the United States and other countries throughout the world. The scope of potential additional sanctions is unknown.

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 7% of consolidated assets of Titan both as of March 31, 2023 and December 31, 2022. The Russian operations represent approximately 6% and 5% of consolidated global sales for the three months ended March 31, 2023 and 2022, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Sale of Australian wheel business
On March 29, 2022, the Company entered into a definitive agreement (the Agreement) for the sale of its Australian wheel business, to OTR Tyres, a leading Australian tire, wheel and service provider. The closing date of the transaction was March 31, 2022. The Agreement contains customary representations, warranties and covenants for transactions of this type. The sale included gross proceeds and cash repatriated of approximately $17.5 million, and the assumption by OTR Tyres of all liabilities, including employee and lease obligations. Refer to Note 12 for additional information on the loss on sale of the Australian wheel business.

Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the “Share Repurchase Program”) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. For the three months ended March 31, 2023, Titan

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
repurchased 109,789 shares of our common stock totaling $1.3 million under the Share Repurchase Program. As of March 31, 2023, $48.7 million remains available for future share repurchases under this program.

Supplier financing program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institution. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and the supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's Consolidated Balance Sheets and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's Consolidated Statements of Cash Flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's Consolidated Balance Sheet were $12.2 million at March 31, 2023, and $11.8 million at December 31, 2022.

Adoption of new accounting standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations ("ASU No. 2022-04"). The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, and potential magnitude. The amendments in this ASU will be applied retrospectively to each period in which a balance sheet is presented, with the exception of a new requirement to disclose a rollforward of program activity, which will be applied prospectively. The amendments in the ASU are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the impact of this ASU effective March 31, 2023 and incorporated the required disclosures within Note 1 to condensed consolidated financial statements.

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$331,382	$272,928
Allowance for credit losses	(5,414)	(6,170)
Accounts receivable, net	$325,968	$266,758

Accounts receivable are reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Raw material	$125,052	$128,170
Work-in-process	44,995	42,468
Finished goods	218,933	226,585
	$388,980	$397,223

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Land and improvements	$40,992	$40,330
Buildings and improvements	238,953	237,507
Machinery and equipment	597,304	588,857
Tools, dies and molds	112,966	112,990
Construction-in-process	32,822	29,291
	1,023,037	1,008,975
Less accumulated depreciation	(722,590)	(712,370)
	$300,447	$296,605

Depreciation on property, plant and equipment for the three months ended March 31, 2023 and 2022 totaled $10.4 million and $11.1 million, respectively.

5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Compensation and benefits	$44,063	$45,389
Warranty	21,626	19,914
Accrued insurance benefits	21,671	21,154
Customer rebates and deposits	9,000	16,279
Accrued other taxes	32,456	18,549
Operating lease liability	3,131	3,850
Accrued interest	12,036	5,040
Foreign government grant (1)	2,255	1,888
Settlement of legal matter (2)	—	1,260
Other	21,716	18,605
	$167,954	$151,928
(1) In August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant.
(2) The amount relates to a legal settlement between Tire Tire Corporation and Dico, Inc. executed on February 1, 2021 in the amount of $11.5 million, of which the final remaining amount of $1.3 million was paid on January 31, 2023. The Company paid $9.2 million and $1.6 million, including accrued interest, to the federal government on February 25, 2021 and February 1, 2022, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. WARRANTY

Changes in the warranty liability during the three months ended March 31, 2023 and 2022, respectively, consisted of the following (amounts in thousands):

	2023	2022
Warranty liability at beginning of the period	$19,914	$16,628
Provision for warranty liabilities	4,439	5,071
Warranty payments made	(2,727)	(3,441)
Warranty liability at end of the period	$21,626	$18,258

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

7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2023
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(4,380)	$395,620
Titan Europe credit facilities	33,923	—	33,923
Other debt	7,664	—	7,664
Total debt	441,587	(4,380)	437,207
Less amounts due within one year	23,836	—	23,836
Total long-term debt	$417,751	$(4,380)	$413,371

	December 31, 2022
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(4,599)	$395,401
Titan Europe credit facilities	37,362	—	37,362
Other debt	12,855	—	12,855
Total debt	450,217	(4,599)	445,618
Less amounts due within one year	30,857	—	30,857
Total long-term debt	$419,360	$(4,599)	$414,761

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Aggregate principal maturities of long-term debt at March 31, 2023 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2023	$20,608
2024	9,281
2025	4,498
2026	2,170
2027	1,294
Thereafter	403,736
$441,587
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400.0 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan. The Company is subject to certain covenants associated with the senior secured notes due 2028 and remained in compliance with these debt covenants at March 31, 2023.

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $33.9 million in aggregate principal amount at March 31, 2023. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Revolving credit facility
The Company has a $125 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature in October 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. At March 31, 2023, under the Company's $125 million credit facility there were no borrowings and $6.7 million in outstanding letters of credit, and the amount available for borrowing totaled $118.3 million based on eligible accounts receivable and inventory balances.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda and Voltyre-Prom at various interest rates, which totaled $4.9 million and $2.6 million at March 31, 2023, respectively. The maturity dates on these loans are one year or less. The Company expects to negotiate an extension of the maturity dates on these loans with the respective financial institutions or repay, as needed.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. LEASES

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

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Operating lease ROU assets	Operating lease assets	$7,805	$8,932

Operating lease current liabilities	Other current liabilities	$3,131	$3,850
Operating lease long-term liabilities	Other long-term liabilities	2,119	2,409
Total operating lease liabilities		$5,250	$6,259

Finance lease, gross	Property, plant & equipment, net	$6,940	$6,994
Finance lease accumulated depreciation	Property, plant & equipment, net	(4,244)	(3,820)
Finance lease, net		$2,696	$3,174

Finance lease current liabilities	Other current liabilities	$2,451	$2,562
Finance lease long-term liabilities	Other long-term liabilities	2,970	3,444
Total finance lease liabilities		$5,421	$6,006
At March 31, 2023, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
April 1 - December 31, 2023	$2,767	$2,089
2024	1,874	1,763
2025	609	1,114
2026	237	702
2027	181	45
Thereafter	216	3
Total lease payments	$5,884	$5,716
Less imputed interest	634	295
	$5,250	$5,421

Weighted average remaining lease term (in years)	2.37	2.56

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases for the three months ended March 31, 2023 were as follows: operating cash flows from operating leases were $1.8 million.

9. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.1 million to the pension plans during the three months ended March 31, 2023 and no amounts are expected to be contributed to the pension plans during the remainder of 2023.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2023	2022
Service cost	$106	$928
Interest cost	1,027	717
Expected return on assets	(1,167)	(1,518)
Amortization of unrecognized prior service cost	(15)	(16)
Amortization of net loss during the period, net	240	(6)
Net periodic pension cost	$191	$105
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income.

10. VARIABLE INTEREST ENTITIES

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,560	$1,729
Inventory	2,929	2,581
Other current assets	2,506	4,179
Property, plant and equipment, net	4,621	4,657
Other non-current assets	381	465
Total assets	$11,997	$13,611

Current liabilities	$1,261	$2,077
Other long-term liabilities	952	1,062
Total liabilities	$2,213	$3,139

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

	March 31, 2023	December 31, 2022
Investments	$7,234	$6,827
Total VIE assets	7,234	6,827
Accounts payable to the non-consolidated VIEs	3,994	3,936
Maximum exposure to loss	$11,228	$10,763

11. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.9 million for both the three months ended March 31, 2023 and 2022.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2023	2022
Loss on sale of Australian wheel business (1)	$—	$(10,890)
Proceeds from government grant (2)	—	1,324
Equity investment income	455	248
Gain on sale of assets	10	110
Other income	297	349
	$762	$(8,859)

(1) The loss on sale of the Australian wheel business is comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. Refer to Note 1 for additional information.

(2) In August 2014, the Company received approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant. The Company received proceeds of an additional $1.9 million from the grant during the three months ended March 31, 2022, of which $1.3 million was recorded as other income to match to the historical depreciation recorded on the underlying assets.

13. INCOME TAXES

The Company recorded income tax expense of $14.2 million and $8.7 million for the three months ended March 31, 2023 and 2022, respectively. The Company's effective income tax rate was 29.8% and 26.1% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the income tax expense each period differed due to an overall pre-tax income increase which resulted in the significant fluctuation in the effective tax rate.

The Company’s 2023 and 2022 tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain foreign jurisdictions, and certain permanent foreign inclusion items on the domestic provision.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence primarily includes the past three years' profit and loss positions. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established valuation allowances with respect to certain deferred tax assets in the U.S. and certain foreign jurisdictions and continues to monitor and assess the need for valuation allowances in all its jurisdictions.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including the corporate alternative minimum tax (CAMT) which is a fifteen percent minimum tax based on "adjusted financial statement income" effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. Under CAMT, corporations with average annual financial statement income exceeding $1 billion are taxed at a flat 15% rate, if the CAMT liability exceeds a corporation’s regular corporate tax liability. The determination of annual financial statement income is a complex computation with multiple adjustments. Titan has evaluated the interim guidance provided and based on its history of income Titan is significantly below the $1 billion threshold. Titan does not anticipate being materially impacted by the law in the future.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2023	2022
Net income attributable to Titan and applicable to common shareholders	$31,838	$23,922
Determination of shares:
Weighted average shares outstanding (basic)	62,905	63,860
Effect of restricted stock and stock options	716	490
Weighted average shares outstanding (diluted)	$63,621	$64,350
Earnings per common share:
Basic	$0.51	$0.37
Diluted	$0.50	$0.37

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

16. SEGMENT INFORMATION

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

The table below presents information about certain operating results, separated by market segments, for the three months ended March 31, 2023 and 2022 (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Net sales
Agricultural	$305,858	$309,600
Earthmoving/construction	198,924	201,259
Consumer	43,862	45,138
	$548,644	$555,997
Gross profit
Agricultural	$49,250	$47,924
Earthmoving/construction	37,224	31,375
Consumer	9,083	7,430
	$95,557	$86,729
Income from operations
Agricultural	$32,569	$30,117
Earthmoving/construction	23,538	15,840
Consumer	6,792	4,882
Corporate & Unallocated	(7,763)	(6,131)
Income from operations	$55,136	$44,708

Interest expense	$(6,492)	$(7,907)
Foreign exchange (loss) gain	(1,760)	5,317
Other income	762	(8,859)
Income before income taxes	$47,646	$33,259
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	March 31, 2023	December 31, 2022
Total assets
Agricultural	$585,942	$548,523
Earthmoving/construction	533,136	538,064
Consumer	150,073	133,213
Corporate & Unallocated	75,656	64,830
	$1,344,807	$1,284,630

17. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who was Mr. Maurice Taylor’s brother. Mr. Fred Taylor passed away on December 13, 2021. The companies with which Mr. Fred Taylor was associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc. Sales of Titan products to these companies were approximately $1.4 million for the three months ended March 31, 2023, and approximately $1.3 million for the three months ended March 31, 2022. Titan had trade receivables due from these companies of approximately $0.5 million at March 31, 2023, and approximately $0.2 million at December 31, 2022.  Titan had purchases from these companies of approximately $0.2 million for the three months ended March 31, 2023, and approximately $0.3 million for the three months ended March 31, 2022. Sales commissions accrued to the above companies were approximately $0.2 million for the three months ended March 31, 2023 as compared to $0.5 million accrued for the three months ended March 31, 2022.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

18. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2023	$(243,712)	$1,224	$(9,267)	$(251,755)
Currency translation adjustments, net	8,039	—	—	8,039
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $11	—	—	(30)	(30)
Derivative loss	—	(111)	—	(111)
Balance at March 31, 2023	$(235,673)	$1,113	$(9,297)	$(243,857)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2022	$(236,059)	$(39)	$(10,382)	$(246,480)
Currency translation adjustments, net (1)	18,457	—	—	18,457
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(182)	—	—	544	544
Derivative gain	—	303	—	303
Balance at March 31, 2022	$(217,602)	$264	$(9,838)	$(227,176)

(1) The currency translation adjustments, net includes currency translation on amounts reclassified into other expense within the Condensed Consolidated Statements of Operations of approximately $10.0 million for the three months ended March 31, 2022 related to the sale of the Australian wheel business. Refer to Note 1 and 12 for additional information.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no subsequent events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors that may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the 2022 Form 10-K).

COVID-19 Pandemic
The COVID-19 pandemic's adverse impact on the Company was less during the first quarter of 2023 than in the comparable period in 2022. The Company’s operations continued with additional sanitary and other protective health measures, which have increased operating costs. We expect these additional measures to continue into the foreseeable future as we seek to ensure the safety and welfare of Titan’s employees. While the Company's operations returned to historical levels during 2022 and continuing into the first quarter of 2023, global supply chains are still experiencing constraints following the COVID-19 pandemic, including availability and pricing of raw materials, transportation and labor.

Due to the above circumstances as described generally in this Form 10-Q, the Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected in the future. Management cannot predict the full impact of the COVID-19 pandemic on the economic conditions generally, on the Company’s customers and, ultimately, on the Company. The nature, extent and duration of the effects of the COVID-19 pandemic on the Company remain uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end.

Russia-Ukraine Military Conflict
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict triggered additional economic and other sanctions enacted by the United States and other countries throughout the world. The scope of potential additional sanctions is unknown.

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 7% of consolidated assets of Titan both as of March 31, 2023 and December 31, 2022. The Russian operations represent approximately 6% and 5% of consolidated global sales for the three months ended March 31, 2023 and 2022, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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

The potential impact of bans, sanction programs, and boycotts on our business is uncertain at the current time due to the fluid nature of the military conflict. The potential impacts include supply chain and logistics disruptions, financial impacts including disruptions to the execution of banking transactions with certain Russian financial institutions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, loss of operational control and/or assets, heightened cybersecurity threats and other restrictions.

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including those in Part I, Item 1A, Risk Factors, of the 2022 Form 10-K and Part II, Item 1A, Risk Factors, of this quarterly report on Form 10-Q, certain of which are beyond the Company’s control.

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
•the effect of the market demand cycles on the company's sales, which may have significant fluctuations;
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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during the first quarter of 2023. High farmer income and replacement of an aging large equipment fleet are both market conditions which are anticipated to support continued healthy demand for our products in the mid to long term time horizon. Despite recent concerns over elevated inventory levels at our end customers in the Americas resulting in uncertain demand in the near term, the underlying market conditions mentioned previously provide support for the healthy demand for our products. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by GDP by country and the need for infrastructure developments. The earthmoving/construction markets experienced continued stability during the first quarter of 2023 and is expected to continue for the remainder of the year given the low equipment inventory levels throughout the global construction industry and increased mining capital budgets. Mineral commodity prices are at relatively high levels that also currently support growth, while global recession concerns could impact demand in various parts of the world.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, including custom mixing of rubber stock, and train brakes. Overall, the markets stabilized during 2022 and remained stable through the first quarter of 2023. However, the pace of growth can vary period to period. There are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended
(Amounts in thousands, except percentages)	March 31,
	2023	2022	% Increase/(Decrease)
Net sales	$548,644	$555,997	(1.3)%
Cost of sales	453,087	469,268	(3.4)%
Gross profit	95,557	86,729	10.2%
Gross profit %	17.4%	15.6%	11.5%
Selling, general and administrative expenses	34,472	36,227	(4.8)%
Research and development expenses	3,014	2,920	3.2%
Royalty expense	2,935	2,874	2.1%
Income from operations	$55,136	$44,708	23.3%

Net Sales
Net sales for the three months ended March 31, 2023 were $548.6 million, compared to $556.0 million in the comparable period of 2022, a decrease of 1.3%, driven by sales decreases in all segments. The net sales decrease was driven by an unfavorable impact of foreign currency translation of 1.5% or $8.1 million, primarily due to the weakening Euro. Additionally, the Company sold its Australian wheel business in the first quarter of 2022 which resulted in a reduction of net sales of 1.8%, or $10.0 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The net sales decrease outlined above was partially offset by increased sales volume and favorable price/product mix. The volume increase was primarily in Europe and North America, and was driven by increased customer demand which is reflective of improved farmer income, and replacement of an aging large equipment fleet in the global agricultural markets. Construction and mining markets were also improved in 2023 as economies emerged from the pandemic with GDP growth and mining commodity prices increased. The overall price/product mix increase was driven by inflationary impacts on input production costs offset by lower steel costs. Excluding the impact of the foreign currency translation and the disposition of the Australian wheel business, net sales for the three months ended March 31, 2023 increased by 2.0%.

Gross Profit
Gross profit for the three months ended March 31, 2023 was $95.6 million, or 17.4% of net sales, an increase of $8.8 million compared to $86.7 million, or 15.6% of net sales, for the three months ended March 31, 2022.

The solid growth in gross profit for the three months ended March 31, 2023 as compared to the prior year period was driven by productivity initiatives that continue to be executed across global production facilities, cost reduction, and lower production input costs including freight.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2023 were $34.5 million, or 6.3% of net sales, compared to $36.2 million, or 6.5% of net sales, for the three months ended March 31, 2022.

The decrease in SG&A for the three months ended March 31, 2023 as compared to the prior year period was driven primarily by the disposition of the Australian wheel business during the first quarter of 2022.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended March 31, 2023 were $3.0 million, or 0.5% of net sales, compared to $2.9 million, or 0.5% of net sales, for the comparable period in 2022. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality and innovation.

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

Royalty expenses for the three months ended March 31, 2023 were $2.9 million, or 0.5% of net sales, compared to $2.9 million, or 0.5% of net sales, for the three months ended March 31, 2022.

Income from Operations
Income from operations for the three months ended March 31, 2023 was $55.1 million, compared to income from operations of $44.7 million for the three months ended March 31, 2022. The increase in income from operations for the three months ended March 31, 2023 as compared to the prior year period was primarily driven by improvements in gross profit.

OTHER PROFIT/LOSS ITEMS

Interest Expense, net
Interest expense was $6.5 million and $7.9 million for the three months ended March 31, 2023 and 2022. The decrease in interest expense for the three months ended March 31, 2023 was due to the reduced borrowing under the Company's global credit facilities, as compared to the prior year period, and increased interest income of $0.8 million associated with financial investments in Latin America.

Foreign Exchange (Loss) Gain
Foreign exchange loss was $1.8 million for the three months ended March 31, 2023, compared to a gain of $5.3 million for the three months ended March 31, 2022.

Foreign currency exchange loss was the result of the significant negative movements in foreign currency exchange rates in many of the geographies in which we conduct business during the three months ended March 31, 2023, primarily due to fluctuations in the Euro. The foreign exchange gain experienced during the three months ended March 31, 2022 was the result of a favorable impact of the movement of exchange rates in the many geographies in which we conduct business, primarily due to in fluctuations in the Brazilian real, Euro, and Australian dollar.

Other Income
Other income was $0.8 million for the three months ended March 31, 2023, as compared to other expense of $8.9 million in the comparable period of 2022.  The increase in other income for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily attributable to a loss of $10.9 million on sale of the Australian wheel business in the first quarter of 2022 which was comprised of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million.

Provision for Income Taxes
The Company recorded income tax expense of $14.2 million and $8.7 million for the three months ended March 31, 2023 and 2022, respectively. The Company's effective income tax rate was 29.8% and 26.1% for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the income tax expense each period differed due to an overall pre-tax income increase which resulted in the significant fluctuation in the effective tax rate.

The Company’s 2023 and 2022 tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain foreign jurisdictions, and certain permanent foreign inclusion items on the domestic provision.

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. As part of the Inflation Reduction Act, the U.S. Congress enacted the corporate alternative minimum tax (CAMT). Titan does not currently expect the Inflation Reduction Act or CAMT to have a material impact on our financial results, including on our annual estimated effective tax rate.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net Income and Income per Share
Net income for the three months ended March 31, 2023 was $33.4 million, compared to net income of $24.6 million in the comparable period of 2022, an improvement of $8.9 million. For the three months ended March 31, 2023 and 2022, basic income per share were $0.51 and $0.37, respectively, and diluted income per share were $0.50 and $0.37, respectively. The Company's net income and income per share increases were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended March 31, 2023	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$305,858	$198,924	$43,862	$—	$548,644
Gross profit	49,250	37,224	9,083	—	95,557
Profit margin	16.1%	18.7%	20.7%	—	17.4%
Income (loss) from operations	32,569	23,538	6,792	(7,763)	55,136
Three months ended March 31, 2022
Net sales	$309,600	$201,259	$45,138	$—	$555,997
Gross profit	47,924	31,375	7,430	—	86,729
Profit margin	15.5%	15.6%	16.5%	—	15.6%
Income (loss) from operations	30,117	15,840	4,882	(6,131)	44,708

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows:

(Amounts in thousands, except percentages)	Three months ended
	March 31,
	2023	2022	% Increase/(Decrease)
Net sales	$305,858	$309,600	(1.2)%
Gross profit	49,250	47,924	2.8%
Profit margin	16.1%	15.5%	3.9%
Income from operations	32,569	30,117	8.1%

Net sales in the agricultural segment were $305.9 million for the three months ended March 31, 2023, as compared to $309.6 million for the comparable period in 2022, a decrease of 1.2%. The net sales decrease was due to an unfavorable impact of foreign currency translation of 0.7%, primarily due to the weakening Euro, and the effects of the disposed Australian business of 1.1%. In addition, the decrease in net sales was also due to negative price/product mix, which was primarily reflective of decreases in steel price and freight costs. The net sales decrease outlined above was partially offset by sales volume increases primarily in Europe, which were reflective of high farm commodity prices and increased farmer income, the need for replacement of an aging large equipment fleet, and the need to replenish equipment inventory levels within the equipment dealer channels. Excluding the impact of the foreign currency translation and the disposition of the Australian wheel business, net sales for the three months ended March 31, 2023 increased by 0.6%.

Gross profit in the agricultural segment was $49.3 million for the three months ended March 31, 2023, as compared to $47.9 million in the comparable period in 2022.  The increase in gross profit and profit margin is due to cost reduction and productivity initiatives executed across global production facilities in addition to lower production input costs.

Income from operations in the company's agricultural segment was $32.6 million for the three months ended March 31, 2023, as compared to income of $30.1 million for the three months ended March 31, 2022. The overall increase in income from operations is attributable to higher gross profit.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows:

(Amounts in thousands, except percentages)	Three months ended
	March 31,
	2023	2022	% Increase/(Decrease)
Net sales	$198,924	$201,259	(1.2)%
Gross profit	37,224	31,375	18.6%
Profit margin	18.7%	15.6%	19.9%
Income from operations	23,538	15,840	48.6%

The Company's earthmoving/construction segment net sales were $198.9 million for the three months ended March 31, 2023, as compared to $201.3 million in the comparable period in 2022, a decrease of 1.2%. The earthmoving/construction net sales was unfavorably impacted by foreign currency translation of 3.0%, primarily due to the weakening Euro and the effects of the disposed Australia business of 3.1%. The net sales decrease outlined above was partially offset by sales volume increases and price/product mix increase. Sales volume increases were primarily in Europe, North America, and Latin America and mainly due to favorable economic conditions, recovery in construction markets, and stronger mining commodity prices. The overall price/product mix increase was driven by inflationary impacts on input production costs partially offset by lower steel price. Excluding the impact of the foreign currency translation and the disposition of the Australian wheel business, net sales for the three months ended March 31, 2023 was an increase of 4.9%.

Gross profit in the earthmoving/construction segment was $37.2 million for the three months ended March 31, 2023, as compared to $31.4 million for the three months ended March 31, 2022. The increase in gross profit and margin was primarily driven by the continued improvement of production efficiencies stemming from the strong management actions taken to improve profitability for the long-term. Lower production input costs including freight costs also increased profitability.

The Company's earthmoving/construction segment income from operations was $23.5 million for the three months ended March 31, 2023, as compared to income of $15.8 million for the three months ended March 31, 2022. This improvement was due to increases in sales volume, price, and continued execution of cost containment measures taken to manage profitability.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows:

(Amounts in thousands, except percentages)	Three months ended
	March 31,
	2023	2022	% Increase/(Decrease)
Net sales	$43,862	$45,138	(2.8)%
Gross profit	9,083	7,430	22.2%
Profit margin	20.7%	16.5%	25.5%
Income from operations	6,792	4,882	39.1%

Consumer segment net sales were $43.9 million for the three months ended March 31, 2023, as compared to $45.1 million for the three months ended March 31, 2022, a decrease of approximately 2.8%. The decrease was driven by lower sales volumes, mainly in Latin America and Russia. The decline in Latin America was driven by lower demand for light utility truck tires, while declines in other geographies related to a shift in focus to agriculture and earthmoving/construction products. Net sales were favorably impacted by price/product mix and foreign currency translation, primarily in Latin America and Russia, which increased net sales by 0.8%, although the disposal of the Australian business had a negative effect on sales of 0.5%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Gross profit from the consumer segment was $9.1 million for the three months ended March 31, 2023, as compared to $7.4 million for the three months ended March 31, 2022. The increase in gross profit and margin was primarily driven by increased price/product mix and growth initiatives in specialty products in the United States which had stronger margins than other products in the segment.

Consumer segment income from operations was $6.8 million for the three months ended March 31, 2023, as compared to income of $4.9 million for the three months ended March 31, 2022 due to increase in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $7.8 million for the three months ended March 31, 2023, as compared to $6.1 million for the three months ended March 31, 2022. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The year over year change is related to increases in certain SG&A expenses primarily associated with an increase in corporate legal fees.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2023, the Company had $164.1 million of cash, which increased as compared to the December 31, 2022 ending balance of $159.6 million, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2023	2022	Change
Net income	$33,430	$24,578	$8,852
Depreciation and amortization	10,830	11,348	(518)
Loss on sale of the Australian wheel business	—	10,890	(10,890)
Deferred income tax provision	4,089	995	3,094
Foreign currency gain	(230)	(5,448)	5,218
Accounts receivable	(58,541)	(57,332)	(1,209)
Inventories	11,486	(34,240)	45,726
Prepaid and other current assets	(3,932)	(9,606)	5,674
Accounts payable	10,237	23,918	(13,681)
Other current liabilities	15,947	13,728	2,219
Other liabilities	110	2,244	(2,134)
Other operating activities	660	408	252
Cash provided by (used for) operating activities	$24,086	$(18,517)	$42,603

For the first three months of 2023, cash flows provided by operating activities was $24.1 million, driven primarily by net income of $33.4 million, increases in other current liabilities of $15.9 million, decreases in inventories of $11.5 million and increases in accounts payable of $10.2 million, which was partially offset by increases in accounts receivable of $58.5 million generated by the sales activities during the first three months of 2023. Included in net income of $33.4 million was a non-cash charge for depreciation and amortization expense of $10.8 million.

Operating cash flows increased by $42.6 million when comparing the first three months of 2023 to the comparable period in 2022, which is due to the impact of higher profitability in 2023 and the managed investments in working capital to support the business growth.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2023	2022	2022
Days sales outstanding	54	48	51
Days inventory outstanding	81	86	84
Days payable outstanding	(57)	(57)	(60)
Cash conversion cycle	78	77	75

Cash conversion cycle remained fairly consistent when comparing the quarter ended March 31, 2023 to March 31, 2022. The Company continues to focus on strategic improvement in working capital management, specifically focused on inventory management.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2023	2022	Change
Capital expenditures	$(11,698)	$(7,637)	$(4,061)
Proceeds from the sale of the Australian wheel business	—	9,293	(9,293)
Proceeds from sale of fixed assets	258	756	(498)
Cash (used for) provided by investing activities	$(11,440)	$2,412	$(13,852)
Net cash used for investing activities was $11.4 million in the first three months of 2023, as compared to net cash provided by investing activities of $2.4 million in the first three months of 2022. The Company invested a total of $11.7 million in capital expenditures in the first three months of 2023, compared to $7.6 million in the comparable period of 2022. Capital expenditures represent plant equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2023 increased as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive plant efficiency and labor productivity gains. Cash provided by investing activities for the first three months of 2022 includes $9.3 million from proceeds for the sale of the Australian wheel business.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2023	2022	Change
Proceeds from borrowings	$2,360	$76,782	$(74,422)
Payment on debt	(11,382)	(39,483)	28,101
Repurchase of common stock	(1,293)	(25,000)	23,707
Other financing activities	(130)	(586)	456
Cash (used for) provided by financing activities	$(10,445)	$11,713	$(22,158)
During the first three months of 2023, $10.4 million of cash was used for financing activities. Payment on debt of $11.4 million and repurchase of common stock of $1.3 million was offset partially by proceeds from borrowings of $2.4 million. The Company reduced its domestic credit facility outstanding balance to zero at March 31, 2023 with cash provided from operations as compared to domestic credit facility outstanding balance of $63.0 million at March 31, 2022. The Company borrowed on the domestic revolving credit facility during the first three months of 2022 primarily to facilitate the repurchasing of the Company's common stock from RDIF, and to fund working capital investments.

Debt Restrictions
The Company’s $125 million revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of March 31, 2023), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limitations on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at March 31, 2023.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Guarantor Financial Information
The Company's 7.00% senior secured notes due 2028 are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois (together, the "Guarantors"). The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the occurrence of certain customary conditions.

The following summarized financial information of both the Company and the Guarantors is presented on a combined basis. Intercompany balances and transactions between the Company and the Guarantors have been eliminated and the summarized financial information does not reflect investments of the Company or the Guarantors in the Non-Guarantor Subsidiaries. The information is presented in accordance with the requirements of Rule 13-01 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiary operated as an independent entity.

Summarized Balance Sheets:

(Amounts in thousands)
March 31, 2023
Assets
Current assets	$110,986
Property, plant, and equipment, net	81,571
Intercompany accounts, non-guarantor subsidiaries	465,623
Other long-term assets	58,490
Liabilities
Current liabilities	116,289
Long-term debt	395,620
Other long-term liabilities	2,896

Summarized Statement of Operations:

(Amounts in thousands)	Three months ended
March 31, 2023
Net sales	$237,625
Gross profit	29,358
Income from operations	11,403
Net income	1,114

Liquidity Outlook
At March 31, 2023, the Company had $164.1 million of cash and cash equivalents. At March 31, 2023, under the Company's $125 million credit facility, there were no borrowings, $6.7 million in outstanding letters of credit, and the amount available totaled $118.3 million. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. The cash and cash equivalents balance of $164.1 million included $125.0 million held in foreign countries.

The Company is expecting full year capital expenditures to be approximately $55 million to $60 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to be approximately $29 million for the remainder of 2023 based on March 31, 2023 debt balances. The forecasted interest payments are comprised primarily of the semi-annual payments totaling $28 million (paid in April and October) for the 7.00% senior secured notes.

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

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2022 Form 10-K. As discussed in the 2022 Form 10-K, the preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Titan is exposed to market risks, including changes in foreign currency exchange rates and interest rates, and commodity price fluctuations. Our exposure to market risk has not changed materially since December 31, 2022. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 15 Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table is a summary of stock repurchases for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2) (in thousands)
January 1, 2023 to January 31, 2023	—	$—	—	$50,000
February 1, 2023 to February 28, 2023	—	$—	—	$50,000
March 1, 2023 to March 31, 2023	109,789	$11.75	109,789	$48,710
Total	109,789		109,789

(1) On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of March 31, 2023, $48.7 million remains available for future share repurchases under the program. All shares in the table were purchased under the publicly announced repurchase program.

(2) The stock repurchase program is authorized through December 16, 2025, but the program may be suspended or terminated at any time at the Board of Director’s discretion.

Item 6. Exhibits

10	Sixth Amendment to Credit and Security Agreement with agent BMO Harris Bank N.A. dated as of March 9, 2023

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 3, 2023	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)