Form 10-Q
period 2023-06-30
TITAN INTERNATIONAL INC
filed 2023-08-02
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2023
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

Indicate the number of shares of Titan International, Inc. outstanding: 62,727,033 shares of common stock, $0.0001 par value, as of July 24, 2023.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$481,176	$572,895	$1,029,820	$1,128,892
Cost of sales	395,281	463,242	848,368	932,510
Gross profit	85,895	109,653	181,452	196,382
Selling, general and administrative expenses	34,858	34,669	69,330	70,896
Research and development expenses	3,218	2,238	6,232	5,158
Royalty expense	1,921	3,045	4,856	5,919
Income from operations	45,898	69,701	101,034	114,409
Interest expense, net	(5,762)	(7,707)	(12,254)	(15,614)
Foreign exchange gain (loss)	2	2,234	(1,758)	7,551
Other income	1,186	23,694	1,948	14,835
Income before income taxes	41,324	87,922	88,970	121,181
Provision for income taxes	9,429	19,001	23,645	27,682
Net income	31,895	68,921	65,325	93,499
Net income attributable to noncontrolling interests	1,688	1,750	3,280	2,406
Net income attributable to Titan and applicable to common shareholders	$30,207	$67,171	$62,045	$91,093

Earnings per common share:
Basic	$0.48	$1.07	$0.99	$1.44
Diluted	$0.48	$1.06	$0.98	$1.43
Average common shares and equivalents outstanding:
Basic	62,931	62,671	62,918	63,262
Diluted	63,234	63,221	63,404	63,773

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2023	2022
Net income	$31,895	$68,921
Derivative (loss) gain	(39)	275
Currency translation adjustment, net	(645)	(11,536)
Pension liability adjustments, net of tax of $(41) and $(162), respectively	123	431
Comprehensive income	31,334	58,091
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(1,169)	8,979
Comprehensive income attributable to Titan	$32,503	$49,112

	Six months ended
	June 30,
	2023	2022
Net income	$65,325	$93,499
Derivative (loss) gain	(150)	578
Currency translation adjustment, net	6,299	5,739
Pension liability adjustments, net of tax of $(30) and $(344), respectively	93	975
Comprehensive income	71,567	100,791
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(672)	8,453
Comprehensive income attributable to Titan	$72,239	$92,338

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2023	December 31, 2022

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$196,452	$159,577
Accounts receivable, net	280,688	266,758
Inventories	378,258	397,223
Prepaid and other current assets	78,856	86,070
Total current assets	934,254	909,628
Property, plant and equipment, net	307,612	296,605
Operating lease assets	6,999	8,932
Deferred income taxes	26,689	38,736
Other long-term assets	29,597	30,729
Total assets	$1,305,151	$1,284,630

Liabilities
Current liabilities
Short-term debt	$18,536	$30,857
Accounts payable	231,884	263,376
Other current liabilities	152,826	151,928
Total current liabilities	403,246	446,161
Long-term debt	411,671	414,761
Deferred income taxes	3,312	3,425
Other long-term liabilities	35,962	37,145
Total liabilities	854,191	901,492

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 66,525,269 issued at June 30, 2023 and 66,525,269 at December 31, 2022)	—	—
Additional paid-in capital	565,734	565,546
Retained earnings	152,908	90,863
Treasury stock (at cost, 3,837,049 shares at June 30, 2023 and 3,681,308 shares at December 31, 2022)	(26,983)	(23,418)
Accumulated other comprehensive loss	(241,561)	(251,755)
Total Titan shareholders’ equity	450,098	381,236
Noncontrolling interests	862	1,902
Total equity	450,960	383,138
Total liabilities and equity	$1,305,151	$1,284,630

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2023	62,843,961	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income			31,838			31,838	1,592	33,430
Currency translation adjustment, net					8,039	8,039	(1,095)	6,944
Pension liability adjustments, net of tax					(30)	(30)		(30)
Derivative loss					(111)	(111)		(111)
Stock-based compensation	322,157	(1,303)		2,003		700		700
Issuance of treasury stock under 401(k) plan	28,733	250		179		429		429
Common stock repurchase	(109,789)			(1,293)		(1,293)		(1,293)
Balance March 31, 2023	63,085,062	$564,493	$122,701	$(22,529)	$(243,857)	$420,808	$2,399	$423,207
Net income			30,207			30,207	1,688	31,895
Currency translation adjustment, net					2,212	2,212	(2,857)	(645)
Pension liability adjustments, net of tax					123	123		123
Derivative loss					(39)	(39)		(39)
Stock-based compensation	54,084	1,143		372		1,515		1,515
Issuance of treasury stock under 401(k) plan	42,353	178		271		449		449
Common stock repurchase	(493,279)			(5,097)		(5,097)		(5,097)
Acquisition of additional non-controlling interest		(80)				(80)	(368)	(448)
Balance June 30, 2023	62,688,220	$565,734	$152,908	$(26,983)	$(241,561)	$450,098	$862	$450,960

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2022	66,411,784	$562,340	$(85,439)	$(1,121)	$(246,480)	$229,300	$(2,128)	$227,172
Net income			23,922			23,922	656	24,578
Currency translation adjustment, net					18,457	18,457	(1,182)	17,275
Pension liability adjustments, net of tax					544	544		544
Derivative gain					303	303		303
Stock-based compensation	212,440	(851)		1,339		488		488
Issuance of common stock under 401(k) plan	32,609	360				360		360
Common stock repurchase	(4,032,259)			(25,000)		(25,000)		(25,000)
Balance March 31, 2022	62,624,574	$561,849	$(61,517)	$(24,782)	$(227,176)	$248,374	$(2,654)	$245,720
Net income			67,171			67,171	1,750	68,921
Currency translation adjustment, net					(18,765)	(18,765)	7,229	(11,536)
Pension liability adjustments, net of tax					431	431		431
Derivative gain					275	275		275
Stock-based compensation	122,351	695		761		1,456		1,456
Issuance of treasury stock under 401(k) plan	27,852	230		173		403		403
Balance June 30, 2022	62,774,777	$562,774	$5,654	$(23,848)	$(245,235)	$299,345	$6,325	$305,670

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2023	2022
Net income	$65,325	$93,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,565	22,245
Loss on sale of the Australian wheel business	—	10,890
Deferred income tax provision	12,349	(292)
Income on indirect taxes	(3,096)	(22,450)
Gain on sale of fixed assets	(71)	(182)
Stock-based compensation	2,215	1,944
Issuance of stock under 401(k) plan	878	763
Foreign currency gain	(2,130)	(4,314)
(Increase) decrease in assets:
Accounts receivable	(16,322)	(49,527)
Inventories	24,096	(38,884)
Prepaid and other current assets	12,512	(1,817)
Other assets	1,285	(5,044)
Increase (decrease) in liabilities:
Accounts payable	(32,005)	7,480
Other current liabilities	781	32,162
Other liabilities	1,508	2,445
Net cash provided by operating activities	88,890	48,918
Cash flows from investing activities:
Capital expenditures	(27,567)	(19,464)
Proceeds from the sale of the Australian wheel business	—	9,293
Proceeds from sale of fixed assets	289	297
Net cash used for investing activities	(27,278)	(9,874)
Cash flows from financing activities:
Proceeds from borrowings	4,373	89,015
Payment on debt	(21,030)	(86,004)
Repurchase of common stock	(6,390)	(25,000)
Other financing activities	(2,748)	(628)
Net cash used for financing activities	(25,795)	(22,617)
Effect of exchange rate changes on cash	1,058	2,168
Net increase in cash and cash equivalents	36,875	18,595
Cash and cash equivalents, beginning of period	159,577	98,108
Cash and cash equivalents, end of period	$196,452	$116,703

Supplemental information:
Interest paid	$15,485	$16,027
Income taxes paid, net of refunds received	$12,684	$8,813

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 were carried at a cost of $395.8 million at June 30, 2023. The fair value of the senior secured notes due 2028 at June 30, 2023, as obtained through an independent pricing source, was approximately $373.0 million.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 6% and 7% of consolidated assets of Titan as of June 30, 2023 and December 31, 2022, respectively. The Russian operations represent approximately 7% and 6% of consolidated global sales for the three months ended June 30, 2023 and 2022, respectively, while representing 6% of consolidated global sales for both the six months ended June 30, 2023 and 2022, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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

Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the “Share Repurchase Program”) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Under the Share Repurchase Program Titan repurchased 493,279 shares of its common stock totaling $5.1 million during the three months ended June 30, 2023, and 603,068 shares of its common stock totaling $6.4 million during the six months ended June 30, 2023. As of June 30, 2023, $43.6 million remains available for future share repurchases under this program.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplier financing program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institution. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's Consolidated Balance Sheets and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's Consolidated Statements of Cash Flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's Consolidated Balance Sheet were $6.7 million at June 30, 2023, and $11.8 million at December 31, 2022.

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

Accounting standards issued but not yet adopted
On May 3, 2023, the SEC amended disclosure rules to modernize the disclosure requirements relating to repurchase of an issuer's equity securities. Under the amended rules, issuers will be required to provide daily repurchase activity on a quarterly or semi-annual basis, depending upon the type of issuer. Issuers will also have to explain the purpose of such repurchases and how they determined buyback amounts. The Company will adopt the impact of this standard on October 1, 2023 and will include the related enhanced disclosures in the Company's Form 10-K for the year ended December 31, 2023 and in the Company's quarterly reports thereafter.

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$286,012	$272,928
Allowance for credit losses	(5,324)	(6,170)
Accounts receivable, net	$280,688	$266,758

Accounts receivable are reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Raw material	$116,478	$128,170
Work-in-process	42,589	42,468
Finished goods	219,191	226,585
	$378,258	$397,223

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Land and improvements	$42,009	$40,330
Buildings and improvements	239,455	237,507
Machinery and equipment	600,767	588,857
Tools, dies and molds	112,633	112,990
Construction-in-process	40,080	29,291
	1,034,944	1,008,975
Less accumulated depreciation	(727,332)	(712,370)
	$307,612	$296,605

Depreciation on property, plant and equipment for the six months ended June 30, 2023 and 2022 totaled $20.8 million and $21.6 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Compensation and benefits	$49,723	$45,389
Warranty	21,994	19,914
Accrued insurance benefits	17,785	21,154
Customer rebates and deposits	17,419	16,279
Accrued other taxes	13,585	18,549
Operating lease liability	3,828	3,850
Accrued interest	4,978	5,040
Foreign government grant (1)	2,198	1,888
Settlement of legal matter (2)	—	1,260
Other	21,316	18,605
	$152,826	$151,928
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
(2) The amount relates to a legal settlement between Titan Tire Corporation and Dico, Inc. executed on February 1, 2021 in the amount of $11.5 million, of which the final remaining amount of $1.3 million was paid on January 31, 2023. The Company paid $9.2 million and $1.6 million, including accrued interest, to the federal government on February 25, 2021 and February 1, 2022, respectively.

6. WARRANTY

Changes in the warranty liability during the six months ended June 30, 2023 and 2022, respectively, consisted of the following (amounts in thousands):

	2023	2022
Warranty liability at beginning of the period	$19,914	$16,628
Provision for warranty liabilities	7,547	8,317
Warranty payments made	(5,467)	(5,690)
Warranty liability at end of the period	$21,994	$19,255

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2023
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(4,170)	$395,830
Titan Europe credit facilities	27,311	—	27,311
Other debt	7,066	—	7,066
Total debt	434,377	(4,170)	430,207
Less amounts due within one year	18,536	—	18,536
Total long-term debt	$415,841	$(4,170)	$411,671

	December 31, 2022
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(4,599)	$395,401
Titan Europe credit facilities	37,362	—	37,362
Other debt	12,855	—	12,855
Total debt	450,217	(4,599)	445,618
Less amounts due within one year	30,857	—	30,857
Total long-term debt	$419,360	$(4,599)	$414,761

Aggregate principal maturities of long-term debt at June 30, 2023 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2023	$13,279
2024	10,519
2025	4,061
2026	1,957
2027	837
Thereafter	403,724
$434,377
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400.0 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan. The Company is subject to certain covenants associated with the senior secured notes due 2028 and remained in compliance with these debt covenants at June 30, 2023.

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $27.3 million in aggregate principal amount at June 30, 2023. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Revolving credit facility
The Company has a $125.0 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
domestic subsidiaries and is scheduled to mature in October 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125.0 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $117.9 million at June 30, 2023. With outstanding letters of credit totaling $6.2 million, the net amount available for borrowing under the credit facility totaled $111.7 million at June 30, 2023. There were no borrowings under the revolving credit facility at June 30, 2023.

Other debt
The Company has a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 5% to 6.5%, which totaled $7.1 million at June 30, 2023. The maturity date on this loan is one year or less. The Company expects to negotiate an extension of the maturity date on this loan with the respective financial institution or repay, as needed.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Operating lease ROU assets	Operating lease assets	$6,999	$8,932

Operating lease current liabilities	Other current liabilities	$3,828	$3,850
Operating lease long-term liabilities	Other long-term liabilities	2,789	2,409
Total operating lease liabilities		$6,617	$6,259

Finance lease, gross	Property, plant & equipment, net	$6,944	$6,994
Finance lease accumulated depreciation	Property, plant & equipment, net	(4,600)	(3,820)
Finance lease, net		$2,344	$3,174

Finance lease current liabilities	Other current liabilities	$1,232	$2,562
Finance lease long-term liabilities	Other long-term liabilities	1,635	3,444
Total finance lease liabilities		$2,867	$6,006

At June 30, 2023, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
July 1 - December 31, 2023	$2,433	$767
2024	2,861	1,051
2025	1,022	690
2026	347	456
2027	259	57
Thereafter	343	282
Total lease payments	$7,265	$3,303
Less imputed interest	648	436
	$6,617	$2,867

Weighted average remaining lease term (in years)	2.47	3.65
Supplemental cash flow information related to leases for the six months ended June 30, 2023 were as follows: operating cash flows from operating leases were $1.5 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.1 million to the pension plans during the six months ended June 30, 2023 and no amounts are expected to be contributed to the pension plans during the remainder of 2023.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Service cost	$113	$244	$219	$1,172
Interest cost	1,048	717	2,075	1,434
Expected return on assets	(1,167)	(1,518)	(2,334)	(3,036)
Amortization of unrecognized prior service cost	(18)	(16)	(33)	(32)
Amortization of net unrecognized loss (gain)	238	(7)	478	(13)
Net periodic pension cost	$214	$(580)	$405	$(475)
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
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,224	$1,729
Inventory	3,460	2,581
Other current assets	3,387	4,179
Property, plant and equipment, net	4,540	4,657
Other non-current assets	396	465
Total assets	$13,007	$13,611

Current liabilities	$2,090	$2,077
Other long-term liabilities	933	1,062
Total liabilities	$3,023	$3,139

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

	June 30, 2023	December 31, 2022
Investments	$7,111	$6,827
Total VIE assets	7,111	6,827
Accounts payable to the non-consolidated VIEs	4,851	3,936
Maximum exposure to loss	$11,962	$10,763

11. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $1.9 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and $4.9 million and $5.9 million for the six months ended June 30, 2023 and 2022, respectively.
12. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Income on indirect taxes (1)	$475	$22,450	$475	$22,450
Loss on sale of Australian wheel business (2)	—	—	—	(10,890)
Proceeds from government grant (3)	—	—	—	1,324
Equity investment income	277	322	732	570
Gain on sale of assets	61	72	71	182
Other income	373	850	670	1,199
	$1,186	$23,694	$1,948	$14,835

(1) In May 2022, the Brazilian tax authorities approved indirect tax credits to be applied against future tax obligations. Refer to Footnote 13 for additional information.

(2) The loss on sale of the Australian wheel business is comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. Refer to Note 1 for additional information.

(3) In August 2014, the Company received approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant. The Company received proceeds of an additional $1.9 million from the grant during the six months ended June 30, 2022, of which $1.3 million was recorded as other income to match to the historical depreciation recorded on the underlying asset.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13. INCOME TAXES

The Company recorded income tax expense of $9.4 million and $19.0 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $23.6 million and $27.7 million, respectively. The Company's effective income tax rate was 22.8% and 21.6% for the three months ended June 30, 2023 and 2022, respectively, and 26.6% and 22.8% for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the income tax expense each period differed due to an overall pre-tax income decrease which resulted in the fluctuation in the effective tax rate.

The Company’s 2023 and 2022 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain foreign jurisdictions, and certain permanent foreign inclusion items on the domestic provision.

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

During the second quarter of 2023, one of the Company’s Brazilian subsidiaries received a notice that they had prevailed on an additional legal claim in regards to the non-income (indirect) taxes credits that had been granted in a prior year ruling. The most recent ruling exempted from taxes, the interest benefit on the indirect tax credits granted in prior year. For the three and six months ended June 30, 2023, the Company recorded indirect tax credits of $0.5 million within other income and $2.6 million within provision for income taxes in the condensed consolidated statements of operations.

During the second quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for one of its Brazilian subsidiaries. For the three and six months ended June 30, 2022, the Company recorded indirect tax credits of $22.5 million within other income in the condensed consolidated statements of operations. The Company also recorded $7.8 million of income tax expense associated with the recognition of these indirect tax credits.

The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations over the next twelve months.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to Titan and applicable to common shareholders	$30,207	$67,171	$62,045	$91,093
Determination of shares:
Weighted average shares outstanding (basic)	62,931	62,671	62,918	63,262
Effect of restricted stock and stock options	303	550	486	511
Weighted average shares outstanding (diluted)	$63,234	$63,221	$63,404	$63,773
Earnings per common share:
Basic	$0.48	$1.07	$0.99	$1.44
Diluted	$0.48	$1.06	$0.98	$1.43

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents information about certain operating results, separated by market segments, for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales
Agricultural	$269,148	$318,585	$575,006	$628,184
Earthmoving/construction	174,683	210,370	373,607	411,629
Consumer	37,345	43,940	81,207	89,079
	$481,176	$572,895	$1,029,820	$1,128,892
Gross profit
Agricultural	$48,736	$61,921	$97,986	$109,845
Earthmoving/construction	29,102	36,317	66,326	67,692
Consumer	8,057	11,415	17,140	18,845
	$85,895	$109,653	$181,452	$196,382
Income from operations
Agricultural	$32,119	$44,884	$64,688	$75,001
Earthmoving/construction	14,522	22,276	38,060	38,116
Consumer	5,865	9,238	12,657	14,120
Corporate & Unallocated	(6,608)	(6,697)	(14,371)	(12,828)
Income from operations	$45,898	$69,701	$101,034	$114,409

Interest expense	(5,762)	(7,707)	(12,254)	(15,614)
Foreign exchange gain (loss)	2	2,234	(1,758)	7,551
Other income	1,186	23,694	1,948	14,835
Income before income taxes	$41,324	$87,922	$88,970	$121,181
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	June 30, 2023	December 31, 2022
Total assets
Agricultural	$576,182	$548,523
Earthmoving/construction	524,640	538,064
Consumer	136,811	133,213
Corporate & Unallocated	67,518	64,830
	$1,305,151	$1,284,630

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
17. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who was Mr. Maurice Taylor’s brother. Mr. Fred Taylor passed away on December 13, 2021. The companies with which Mr. Fred Taylor was associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc. Sales of Titan products to these companies were approximately $1.0 million and $2.4 million for the three and six months ended June 30, 2023, and approximately $1.0 million and $2.3 million for the three and six months ended June 30, 2022. Titan had trade receivables due from these companies of approximately $0.5 million at June 30, 2023, and approximately $0.2 million at December 31, 2022.  Titan had purchases from these companies of approximately $0.0 million and $0.2 million for the three and six months ended June 30, 2023, and approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2022. Sales commissions accrued to the above companies were approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2023 as compared to $0.4 million and $0.9 million accrued for the three and six months ended June 30, 2022.
18. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2023	$(235,673)	$1,113	$(9,297)	$(243,857)
Currency translation adjustments, net	2,212	—	—	2,212
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(41)	—	—	123	123
Derivative loss	—	(39)	—	(39)
Balance at June 30, 2023	$(233,461)	$1,074	$(9,174)	$(241,561)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2023	$(243,712)	$1,224	$(9,267)	$(251,755)
Currency translation adjustments, net	10,251	—	—	10,251
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(30)	—	—	93	93
Derivative loss	—	(150)	—	(150)
Balance at June 30, 2023	$(233,461)	$1,074	$(9,174)	$(241,561)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2022	$(217,602)	$264	$(9,838)	$(227,176)
Currency translation adjustments, net	(18,765)	—	—	(18,765)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(162)	—	—	431	431
Derivative gain	—	275	—	275
Balance at June 30, 2022	$(236,367)	$539	$(9,407)	$(245,235)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2022	$(236,059)	$(39)	$(10,382)	$(246,480)
Currency translation adjustments, net (1)	(308)	—	—	(308)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(344)	—	—	975	975
Derivative gain	—	578	—	578
Balance at June 30, 2022	$(236,367)	$539	$(9,407)	$(245,235)

(1) The currency translation adjustments, net includes currency translation on amounts reclassified into other expense within the Condensed Consolidated Statements of Operations of approximately $10.0 million for the six months ended June 30, 2022 related to the sale of the Australian wheel business. Refer to Note 1 and 12 for additional information.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no subsequent events that have occurred that would require adjustments or disclosures in the condensed consolidated financial statements.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 6% and 7% of consolidated assets of Titan both as of June 30, 2023 and December 31, 2022, respectively. The Russian operations represent approximately 7% and 6% of consolidated global sales for the three months ended June 30, 2023 and 2022, respectively, while representing 6% of consolidated global sales for both the six months ended June 30, 2023 and 2022, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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

During the second quarter of 2023, one of the Company’s Brazilian subsidiaries received a notice that they had prevailed on an additional legal claim in regards to the non-income (indirect) taxes credits that had been granted in a prior year ruling. The most recent ruling exempted from taxes, the interests benefit on the indirect tax credits granted in prior year. For the three and six months ended June 30, 2023, the Company recorded indirect tax credits of $0.5 million within other income and $2.6 million within provision for income taxes in the condensed consolidated statements of operations.

During the second quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for one of its Brazilian subsidiaries. For the three and six months ended June 30, 2022, the Company recorded indirect tax credits of $22.5 million within other income in the condensed consolidated statements of operations. The Company also recorded $7.8 million of income tax expense associated with the recognition of these indirect tax credits.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during the first two quarters of 2023. High farmer income and replacement of an aging large equipment fleet are both market conditions which are anticipated to support continued healthy demand for our products in the mid to long term time horizon. There are recent concerns over a slowdown in OEM customer demand due to their elevated inventory levels, particularly, in the Americas, resulting in uncertain demand in the near term. However, the underlying market conditions mentioned previously provide support for the mid to long term healthy demand for our products. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by GDP by country and the need for infrastructure developments. The earthmoving/construction markets experienced some slow down in OEM demand during the second quarter of 2023, particularly in the Americas, that we believe is not unrelated to the concerns over elevated inventory levels for small equipment. We expect a recovery and continued market stability over the mid to long term given the level of mining capital budgets and forecasted GDP growth. Mineral commodity prices are at relatively high levels that also currently support growth, while global recession concerns could impact demand in various parts of the world.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, including custom mixing of rubber stock, and train brakes. The markets remained stable through the first quarter of 2023, but experienced some slow down during the second quarter of 2023 due to elevated inventory levels in Latin America. There are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment pace of growth can vary from period to period and is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended			Six months ended
(Amounts in thousands, except percentages)	June 30,			June 30,
	2023	2022	% Increase/(Decrease)	2023	2022	% Increase/(Decrease)
Net sales	$481,176	$572,895	(16.0)%	$1,029,820	$1,128,892	(8.8)%
Cost of sales	395,281	463,242	(14.7)%	848,368	932,510	(9.0)%
Gross profit	85,895	109,653	(21.7)%	181,452	196,382	(7.6)%
Gross profit %	17.9%	19.1%	(6.3)%	17.6%	17.4%	1.1%
Selling, general and administrative expenses	34,858	34,669	0.5%	69,330	70,896	(2.2)%
Research and development expenses	3,218	2,238	43.8%	6,232	5,158	20.8%
Royalty expense	1,921	3,045	(36.9)%	4,856	5,919	(18.0)%
Income from operations	$45,898	$69,701	(34.2)%	$101,034	$114,409	(11.7)%

Net Sales
Net sales for the three months ended June 30, 2023 were $481.2 million, compared to $572.9 million in the comparable period of 2022, a decrease of 16.0% , due to sales decreases in all segments. Overall net sales decrease was primarily due to sales volume decrease caused by elevated inventory levels at our customers in the Americas, particularly OEM customers. The net sales decrease was also impacted by negative price/mix which was primarily due to lower steel prices, and unfavorable currency translation of 2.3%.

Net sales for the six months ended June 30, 2023 were $1,029.8 million, compared to $1,128.9 million in the comparable period of 2022, a decrease of 8.8%, due to sales decreases in all segments. Overall net sales decrease was primarily due to the reduced demand caused by aforementioned high inventory levels with customers. It was also impacted by negative price/mix which was due to lower steel prices, and unfavorable currency translation of 1.9%. Additionally, the Company sold its Australian wheel business in the first quarter of 2022 which resulted in a reduction of net sales of 0.9%, or $10.0 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Gross Profit
Gross profit for the three months ended June 30, 2023 was $85.9 million, or 17.9% of net sales, a decrease of $23.8 million compared to $109.7 million, or 19.1% of net sales, for the three months ended June 30, 2022. The decrease in gross profit and margin was primarily due to the lower sales volume, which resulted in lower overhead absorption, and the timing lag in higher material costs relative to contractual customer price reductions in the North America wheel business.

Gross profit for the six months ended June 30, 2023 was $181.5 million, or 17.6% of net sales, a decrease of $14.9 million compared to $196.4 million, or 17.4% of net sales, for the six months ended June 30, 2022. The decrease in gross profit for six months ended June 30, 2023 as compared to the prior year period was due to the impact of lower sales volume in North America and the aforementioned factors experienced in the second quarter.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 were $34.9 million, or 7.2% of net sales, compared to $34.7 million, or 6.1% of net sales, for the three months ended June 30, 2022. The slight increase in SG&A for the three months ended June 30, 2023 as compared to the prior year period was due to personnel related inflationary cost impacts.

Selling, general and administrative expenses for the six months ended June 30, 2023 were $69.3 million, or 6.7% of net sales, compared to $70.9 million, or 6.3% of net sales, for the six months ended June 30, 2022. The decrease in SG&A for the three and six months ended June 30, 2023 as compared to the prior year period was due to the disposition of the Australian wheel business during the first quarter of 2022.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended June 30, 2023 were $3.2 million, or 0.7% of net sales, compared to $2.2 million, or 0.4% of net sales, for the comparable period in 2022. R&D expenses for the six months ended

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
June 30, 2023 were $6.2 million, or 0.6% of net sales, compared to $5.2 million, or 0.5% of net sales, for the comparable period in 2022. R&D spending reflects initiatives to improve product designs and an ongoing focus on quality and innovation.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended June 30, 2023 were $1.9 million, or 0.4% of net sales, compared to $3.0 million, or 0.5% of net sales, for the three months ended June 30, 2022. Royalty expenses for the six months ended June 30, 2023 were $4.9 million, or 0.5% of net sales, compared to $5.9 million, or 0.5% of net sales, for the six months ended June 30, 2022. The decreases in royalty expenses for the three months and six months ended June 30, 2023 as compared to the prior year periods were due to the decreases in net sales, as described previously.

Income from Operations
Income from operations for the three months ended June 30, 2023 was $45.9 million, compared to income from operations of $69.7 million for the three months ended June 30, 2022. Income from operations for the six months ended June 30, 2023 was $101.0 million, compared to income from operations of $114.4 million for the six months ended June 30, 2022. The decreases in income from operations for the three months and six months ended June 30, 2023 as compared to the prior year periods were primarily due to lower net sales and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense, net
Interest expense was $5.8 million and $7.7 million for the three months ended June 30, 2023 and 2022, respectively, and $12.3 million and $15.6 million for the six months ended June 30, 2023 and 2022. The decreases in interest expense for the three months and six months ended June 30, 2023 were due to the reduced borrowing under the Company's global credit facilities, as compared to the prior year periods, and increased interest income associated with financial investments in Latin America and the United States.

Foreign Exchange Gain (Loss)
Foreign exchange gain was insignificant for the three months ended June 30, 2023, compared to a gain of $2.2 million for the three months ended June 30, 2022. Foreign exchange loss was $1.8 million for the six months ended June 30, 2023, compared to a gain of $7.6 million for the six months ended June 30, 2022.

Foreign exchange gain experienced during the three months ended June 30, 2023 was primarily the result of a favorable impact of the movement of exchange rates in certain geographies in which we conduct business, offset by an unfavorable impact of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. The foreign exchange loss experienced during the six months ended June 30, 2023 was the result of an unfavorable impact of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar.

Foreign exchange gains experienced during the three months and six months ended June 30, 2022 were primarily the result of a favorable impact of the movement of exchange rates in certain geographies in which we conduct business as well as the result of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $1.2 million for the three months ended June 30, 2023, as compared to other income of $23.7 million in the comparable period of 2022.  The decrease in other income for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily attributable to $22.5 million income on indirect tax credits in Brazil in the second quarter of 2022.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Other income was $1.9 million for the six months ended June 30, 2023, as compared to other income of $14.8 million in the comparable period of 2022.  The decrease in other income for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily attributable to miscellaneous income in 2022 that did not occur in 2023 which included $22.5 million indirect tax credits in Brazil, a gain of $1.3 million from a government grant associated with an earthquake that affected one of our Italian subsidiaries, and a loss of $10.9 million on sale of the Australian wheel business.

Provision for Income Taxes
The Company recorded income tax expense of $9.4 million and $19.0 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $23.6 million and $27.7 million, respectively. The Company's effective income tax rate was 22.8% and 21.6% for the three months ended June 30, 2023 and 2022, respectively, and 26.6% and 22.8% for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the income tax expense each period differed due to an overall pre-tax income decrease which resulted in the fluctuation in the effective tax rate.

The Company’s 2023 and 2022 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain foreign jurisdictions, and certain permanent foreign inclusion items on the domestic provision.

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. As part of the Inflation Reduction Act, the U.S. Congress enacted the corporate alternative minimum tax (CAMT). Titan does not currently expect the Inflation Reduction Act or CAMT to have a material impact on our financial results, including on our annual estimated effective tax rate.

Net Income and Income per Share
Net income for the three months ended June 30, 2023 was $31.9 million, compared to net income of $68.9 million in the comparable period of 2022, a decrease of $37.0 million. For the three months ended June 30, 2023 and 2022, basic income per share were $0.48 and $1.07, respectively, and diluted income per share were $0.48 and $1.06, respectively. The Company's net income and income per share decreases were due to the items previously discussed.

Net income for the six months ended June 30, 2023 was $65.3 million, compared to net income of $93.5 million in the comparable period of 2022, a decrease of $28.2 million. For the six months ended June 30, 2023 and 2022, basic income per share were $0.99 and $1.44, respectively, and diluted income per share were $0.98 and $1.43, respectively. The Company's net income and income per share decreases were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended June 30, 2023	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$269,148	$174,683	$37,345	$—	$481,176
Gross profit	48,736	29,102	8,057	—	85,895
Profit margin	18.1%	16.7%	21.6%	—	17.9%
Income (loss) from operations	32,119	14,522	5,865	(6,608)	45,898
Three months ended June 30, 2022
Net sales	$318,585	$210,370	$43,940	$—	$572,895
Gross profit	61,921	36,317	11,415	—	109,653
Profit margin	19.4%	17.3%	26.0%	—	19.1%
Income (loss) from operations	44,884	22,276	9,238	(6,697)	69,701

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Six months ended June 30, 2023	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$575,006	$373,607	$81,207	$—	$1,029,820
Gross profit	97,986	66,326	17,140	—	181,452
Profit margin	17.0%	17.8%	21.1%	—	17.6%
Income (loss) from operations	64,688	38,060	12,657	(14,371)	101,034
Six months ended June 30, 2022
Net sales	$628,184	$411,629	$89,079	$—	$1,128,892
Gross profit	109,845	67,692	18,845	—	196,382
Profit margin	17.5%	16.4%	21.2%	—	17.4%
Income (loss) from operations	75,001	38,116	14,120	(12,828)	114,409

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	% Decrease	2023	2022	% Decrease
Net sales	$269,148	$318,585	(15.5)%	$575,006	$628,184	(8.5)%
Gross profit	48,736	61,921	(21.3)%	97,986	109,845	(10.8)%
Profit margin	18.1%	19.4%	(6.7)%	17.0%	17.5%	(2.9)%
Income from operations	32,119	44,884	(28.4)%	64,688	75,001	(13.8)%

Net sales in the agricultural segment were $269.1 million for the three months ended June 30, 2023, as compared to $318.6 million for the comparable period in 2022, a decrease of 15.5%. The net sales decrease was primarily due to lower sales volume in North America and Latin America which was caused by elevated inventory levels with customers, most notably OEM customers. In addition, the decrease in net sales was due to negative price/product mix, which was primarily reflective of the decrease in steel prices, and an unfavorable impact of foreign currency translation of 3.7%.

Gross profit in the agricultural segment was $48.7 million for the three months ended June 30, 2023, as compared to $61.9 million in the comparable period in 2022.  The decrease in gross profit and profit margin was due to lower sales volume, which resulted in lower fixed cost leverage, and the timing lag in higher material costs relative to contractual customer price reductions in the North America wheel business.

Income from operations in the company's agricultural segment was $32.1 million for the three months ended June 30, 2023, as compared to income of $44.9 million for the three months ended June 30, 2022. The overall decrease in income from operations was attributable to lower gross profit.

Net sales in the agricultural segment were $575.0 million for the six months ended June 30, 2023, as compared to $628.2 million for the comparable period in 2022, a decrease of 8.5%. The net sales decrease was primarily due to lower sales volume in North America and Latin America which was caused by aforementioned high inventory levels with customers, most notably OEM customers. The decrease in net sales was also due to negative price/product mix, which was primarily reflective of the decrease in steel prices, an unfavorable impact of foreign currency translation of 2.2%, and the effects of the disposed Australian business of 0.6%.

Gross profit in the agricultural segment was $98.0 million for the six months ended June 30, 2023, as compared to $109.8 million in the comparable period in 2022.  The decrease in gross profit and profit margin was due to lower sales volume and the timing lag in higher material costs relative to contractual customer price reductions in the North America wheel business.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Income from operations in the company's agricultural segment was $64.7 million for the six months ended June 30, 2023, as compared to income of $75.0 million for the six months ended June 30, 2022. The overall decrease in income from operations was attributable to lower gross profit.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	% Decrease	2023	2022	% Increase/(Decrease)
Net sales	$174,683	$210,370	(17.0)%	$373,607	$411,629	(9.2)%
Gross profit	29,102	36,317	(19.9)%	66,326	67,692	(2.0)%
Profit margin	16.7%	17.3%	(3.5)%	17.8%	16.4%	8.5%
Income from operations	14,522	22,276	(34.8)%	38,060	38,116	(0.1)%

Net sales in earthmoving/construction segment were $174.7 million for the three months ended June 30, 2023, as compared to $210.4 million in the comparable period in 2022, a decrease of 17.0%. The decrease in earthmoving/construction sales was primarily due to decreased volume in the Americas which were caused by elevated inventory levels and a slowdown at OEM customers. In addition, the decrease in net sales was due to negative price/product mix and unfavorable impact of foreign currency translation of 0.3%.

Gross profit in the earthmoving/construction segment was $29.1 million for the three months ended June 30, 2023, as compared to $36.3 million for the three months ended June 30, 2022. The decreases in gross profit and margin were primarily due to the lower sales volume, which resulted in lower fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $14.5 million for the three months ended June 30, 2023, as compared to income of $22.3 million for the three months ended June 30, 2022. The decrease was due to the decrease in sales volume and lower profitability.

The Company's earthmoving/construction segment net sales were $373.6 million for the six months ended June 30, 2023, as compared to $411.6 million in the comparable period in 2022, a decrease of 9.2%. The decrease in earthmoving/construction sales was primarily due to decreased volume in the Americas which was caused elevated inventory levels and a slowdown at OEM customers. In addition, the decrease in net sales was due to unfavorable impact of foreign currency translation of 1.6%, and the effects of the disposed Australian business of 1.5%. The overall price/product mix was flat due to inflationary impacts on input production costs partially offset by lower steel prices.

Gross profit in the earthmoving/construction segment was $66.3 million for the six months ended June 30, 2023, as compared to $67.7 million for the six months ended June 30, 2022. The decreases in gross profit and margin were primarily due to the lower sales volume, which resulted in lower fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $38.1 million for both the six months ended June 30, 2023 and June 30, 2022. Despite the decrease in sales and gross profit and margin, the income from operations remained consistent due to overall cost reduction initiatives.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2023	2022	% Decrease	2023	2022	% Decrease
Net sales	$37,345	$43,940	(15.0)%	$81,207	$89,079	(8.8)%
Gross profit	8,057	11,415	(29.4)%	17,140	18,845	(9.0)%
Profit margin	21.6%	26.0%	(16.9)%	21.1%	21.2%	(0.5)%
Income from operations	5,865	9,238	(36.5)%	12,657	14,120	(10.4)%

Consumer segment net sales were $37.3 million for the three months ended June 30, 2023, as compared to $43.9 million for the three months ended June 30, 2022, a decrease of approximately 15.0%. The decrease was due to negative price/product mix, and lower sales volumes, mainly in Latin America light utility truck tires. In addition, net sales were unfavorably impacted by foreign currency translation of 1.6%.

Gross profit from the consumer segment was $8.1 million for the three months ended June 30, 2023, as compared to $11.4 million for the three months ended June 30, 2022. The decreases in gross profit and margin were primarily due to lower sales volumes and lower fixed cost leverage.

Consumer segment income from operations was $5.9 million for the three months ended June 30, 2023, as compared to income of $9.2 million for the three months ended June 30, 2022. The decrease was due to decrease in gross profit as mentioned previously.

Consumer segment net sales were $81.2 million for the six months ended June 30, 2023, as compared to $89.1 million for the six months ended June 30, 2022, a decrease of approximately 8.8%. The decrease was due to lower sales volumes, mainly in Latin America light utility truck tires. In addition, net sales were unfavorably impacted by negative price/product mix, foreign currency translation of 0.4%, and the effects of the disposed Australian business of 0.3%.

Gross profit from the consumer segment was $17.1 million for the six months ended June 30, 2023, as compared to $18.8 million for the six months ended June 30, 2022. The decrease in gross profit and margin were primarily due to lower sales volumes.

Consumer segment income from operations was $12.7 million for the six months ended June 30, 2023, as compared to income of $14.1 million for the six months ended June 30, 2022. The decrease was due to decrease in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $6.6 million for the three months ended June 30, 2023, and $14.4 million for the six months ended June 30, 2023, as compared to $6.7 million for the three months ended June 30, 2022, and $12.8 million for the six months ended June 30, 2022. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The decrease in corporate and unallocated expenses for the three months ended June 30, 2023 as compared to the prior year period was due to the reduction in variable expenses related to professional fees. The increase in corporate and unallocated expenses for the six months ended June 30, 2023 as compared to the prior year period was related to the increase in certain SG&A expenses primarily associated with the increase in corporate legal fees.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2023, the Company had $196.5 million of cash, which increased as compared to the December 31, 2022 ending balance of $159.6 million, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2023	2022	Change
Net income	$65,325	$93,499	$(28,174)
Depreciation and amortization	21,565	22,245	(680)
Loss on sale of the Australian wheel business	—	10,890	(10,890)
Deferred income tax provision	12,349	(292)	12,641
Income on indirect taxes	(3,096)	(22,450)	19,354
Foreign currency gain	(2,130)	(4,314)	2,184
Accounts receivable	(16,322)	(49,527)	33,205
Inventories	24,096	(38,884)	62,980
Prepaid and other current assets	12,512	(1,817)	14,329
Accounts payable	(32,005)	7,480	(39,485)
Other current liabilities	781	32,162	(31,381)
Other liabilities	1,508	2,445	(937)
Other operating activities	4,307	(2,519)	6,826
Cash provided by operating activities	$88,890	$48,918	$39,972

For the first six months of 2023, cash flows provided by operating activities was $88.9 million, driven primarily by net income of $65.3 million, decreases in inventories of $24.1 million, and decrease in prepaid and other current assets of $12.5 million, which was partially offset by decreases in accounts payable of $32.0 million and increases in accounts receivable of $16.3 million. Included in net income of $65.3 million was a non-cash charge for depreciation and amortization expense of $21.6 million and deferred income tax provision of $12.3 million.

Operating cash flows increased by $40.0 million when comparing the first six months of 2023 to the comparable period in 2022. Cash flows from operating activities increased primarily due to focused working capital management on inventories, and solid collections efforts on accounts receivable by $63.0 million and $33.2 million, respectively.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2023	2022	2022
Days sales outstanding	53	48	48
Days inventory outstanding	90	86	85
Days payable outstanding	(55)	(57)	(57)
Cash conversion cycle	88	77	76

Cash conversion cycle increased by 12 days when comparing June 30, 2023 to June 30, 2022, which was primarily due to the decreases in net sales and cost of sales for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2023	2022	Change
Capital expenditures	$(27,567)	$(19,464)	$(8,103)
Proceeds from the sale of the Australian wheel business	—	9,293	(9,293)
Proceeds from sale of fixed assets	289	297	(8)
Cash used for investing activities	$(27,278)	$(9,874)	$(17,404)
Net cash used for investing activities was $27.3 million in the first six months of 2023, as compared to net cash used for investing activities of $9.9 million in the first six months of 2022. The Company invested a total of $27.6 million in capital expenditures in the first six months of 2023, compared to $19.5 million in the comparable period of 2022. Capital expenditures represent plant equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2023 increased as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive plant efficiency and labor productivity gains. Cash used for investing activities for the first six months of 2022 included $9.3 million from proceeds for the sale of the Australian wheel business.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2023	2022	Change
Proceeds from borrowings	$4,373	$89,015	$(84,642)
Payment on debt	(21,030)	(86,004)	64,974
Repurchase of common stock	(6,390)	(25,000)	18,610
Other financing activities	(2,748)	(628)	(2,120)
Cash used for financing activities	$(25,795)	$(22,617)	$(3,178)
During the first six months of 2023, $25.8 million of cash was used for financing activities. Payment on debt of $21.0 million and repurchase of common stock of $6.4 million was offset partially by proceeds from borrowings of $4.4 million. The Company borrowed on the domestic revolving credit facility during the first quarter of 2022 to facilitate the repurchasing of the Company's common stock from RDIF, and subsequently repaid the borrowing during the second quarter of 2022 as cash flow improved.

Debt Restrictions
The Company’s $125 million revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of June 30, 2023), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limitations on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at June 30, 2023.

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

Summarized Balance Sheets:

(Amounts in thousands)
June 30, 2023
Assets
Current assets	$101,809
Property, plant, and equipment, net	84,755
Intercompany accounts, non-guarantor subsidiaries	457,589
Other long-term assets	49,057
Liabilities
Current liabilities	82,256
Long-term debt	395,830
Other long-term liabilities	2,812

Summarized Statement of Operations:

(Amounts in thousands)	Six months ended
June 30, 2023
Net sales	$484,093
Gross profit	70,302
Income from operations	34,666
Net income	14,692

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Liquidity Outlook
At June 30, 2023, the Company had $196.5 million of cash and cash equivalents. At June 30, 2023, there were no borrowings under the Company's $125 million credit facility. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $117.9 million at June 30, 2023. With outstanding letters of credit totaling $6.2 million, the net amount available for borrowing under the credit facility totaled $111.7 million at June 30, 2023. The cash and cash equivalents balance of $196.5 million included $155.0 million held in foreign countries.

The Company is expecting full year capital expenditures to be approximately $55.0 million to $60 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to be approximately $15.0 million for the remainder of 2023 based on June 30, 2023 debt balances. The forecasted interest payment is comprised primarily of the semi-annual payment of $14 million to be paid in October for the 7.00% senior secured notes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table is a summary of stock repurchases for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2) (in thousands)
April 1, 2023 to April 30, 2023	200,000	$10.22	200,000	$46,665
May 1, 2023 to May 31, 2023	293,279	$10.36	293,279	$43,628
June 1, 2023 to June 30, 2023	—	$—	—	$43,628
Total	493,279		493,279

(1) On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of June 30, 2023, $43.6 million remains available for future share repurchases under the program. All shares in the table were purchased under the publicly announced repurchase program.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	August 2, 2023	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)