Form 10-Q
period 2023-09-30
TITAN INTERNATIONAL INC
filed 2023-11-01
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2023
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

Indicate the number of shares of Titan International, Inc. outstanding: 61,889,778 shares of common stock, $0.0001 par value, as of October 24, 2023.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales	$401,781	$530,722	$1,431,601	$1,659,614
Cost of sales	335,708	443,089	1,184,076	1,375,599
Gross profit	66,073	87,633	247,525	284,015
Selling, general and administrative expenses	33,587	31,410	102,917	102,306
Research and development expenses	3,167	2,434	9,399	7,592
Royalty expense	2,344	3,298	7,200	9,217
Income from operations	26,975	50,491	128,009	164,900
Interest expense, net	(3,931)	(7,221)	(16,185)	(22,835)
Foreign exchange gain (loss)	876	1,198	(882)	8,749
Other income	461	9,691	2,409	24,526
Income before income taxes	24,381	54,159	113,351	175,340
Provision for income taxes	4,718	11,446	28,363	39,128
Net income	19,663	42,713	84,988	136,212
Net income (loss) attributable to noncontrolling interests	383	(456)	3,663	1,950
Net income attributable to Titan and applicable to common shareholders	$19,280	$43,169	$81,325	$134,262

Earnings per common share:
Basic	$0.31	$0.69	$1.29	$2.13
Diluted	$0.31	$0.68	$1.29	$2.11
Average common shares and equivalents outstanding:
Basic	62,598	62,803	62,810	63,107
Diluted	63,095	63,229	63,271	63,587

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2023	2022
Net income	$19,663	$42,713
Derivative (loss) gain	(82)	287
Currency translation adjustment, net	(26,694)	(29,517)
Pension liability adjustments, net of tax of $(21) and $(107), respectively	80	241
Comprehensive (loss) income	(7,033)	13,724
Net comprehensive loss attributable to redeemable and noncontrolling interests	(891)	(1,101)
Comprehensive (loss) income attributable to Titan	$(6,142)	$14,825

	Nine months ended
	September 30,
	2023	2022
Net income	$84,988	$136,212
Derivative (loss) gain	(232)	865
Currency translation adjustment, net	(20,395)	(23,778)
Pension liability adjustments, net of tax of $(51) and $(451), respectively	173	1,216
Comprehensive income	64,534	114,515
Net comprehensive (loss) income attributable to redeemable and noncontrolling interests	(1,563)	7,352
Comprehensive income attributable to Titan	$66,097	$107,163

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2023	December 31, 2022

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$211,902	$159,577
Accounts receivable, net	238,595	266,758
Inventories	360,142	397,223
Prepaid and other current assets	70,682	86,070
Total current assets	881,321	909,628
Property, plant and equipment, net	302,481	296,605
Operating lease assets	10,635	8,932
Deferred income taxes	32,361	38,736
Other long-term assets	30,937	30,729
Total assets	$1,257,735	$1,284,630

Liabilities
Current liabilities
Short-term debt	$17,556	$30,857
Accounts payable	194,501	263,376
Other current liabilities	162,761	151,928
Total current liabilities	374,818	446,161
Long-term debt	409,747	414,761
Deferred income taxes	2,834	3,425
Other long-term liabilities	37,147	37,145
Total liabilities	824,546	901,492

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 66,525,269 issued at September 30, 2023 and 66,525,269 at December 31, 2022)	—	—
Additional paid-in capital	567,402	565,546
Retained earnings	172,188	90,863
Treasury stock (at cost, 4,825,031 shares at September 30, 2023 and 3,681,308 shares at December 31, 2022)	(39,389)	(23,418)
Accumulated other comprehensive loss	(266,983)	(251,755)
Total Titan shareholders’ equity	433,218	381,236
Noncontrolling interests	(29)	1,902
Total equity	433,189	383,138
Total liabilities and equity	$1,257,735	$1,284,630

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2023	62,843,961	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income			31,838			31,838	1,592	33,430
Currency translation adjustment, net					8,039	8,039	(1,095)	6,944
Pension liability adjustments, net of tax					(30)	(30)		(30)
Derivative loss					(111)	(111)		(111)
Stock-based compensation	322,157	(1,303)		2,003		700		700
Issuance of treasury stock under 401(k) plan	28,733	250		179		429		429
Common stock repurchase	(109,789)			(1,293)		(1,293)		(1,293)
Balance March 31, 2023	63,085,062	$564,493	$122,701	$(22,529)	$(243,857)	$420,808	$2,399	$423,207
Net income			30,207			30,207	1,688	31,895
Currency translation adjustment, net					2,212	2,212	(2,857)	(645)
Pension liability adjustments, net of tax					123	123		123
Derivative loss					(39)	(39)		(39)
Stock-based compensation	54,084	1,143		372		1,515		1,515
Issuance of treasury stock under 401(k) plan	42,353	178		271		449		449
Common stock repurchase	(493,279)			(5,097)		(5,097)		(5,097)
Acquisition of additional non-controlling interest		(80)				(80)	(368)	(448)
Balance June 30, 2023	62,688,220	$565,734	$152,908	$(26,983)	$(241,561)	$450,098	$862	$450,960
Net income			19,280			19,280	383	19,663
Currency translation adjustment, net					(25,420)	(25,420)	(1,274)	(26,694)
Pension liability adjustments, net of tax					80	80		80
Derivative loss					(82)	(82)		(82)
Stock-based compensation		1,485				1,485		1,485
Issuance of treasury stock under 401(k) plan	38,813	183		268		451		451
Common stock repurchase	(1,026,795)			(12,674)		(12,674)		(12,674)
Balance September 30, 2023	61,700,238	$567,402	$172,188	$(39,389)	$(266,983)	$433,218	$(29)	$433,189

	Number of common shares	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2022	66,411,784	$562,340	$(85,439)	$(1,121)	$(246,480)	$229,300	$(2,128)	$227,172
Net income			23,922			23,922	656	24,578
Currency translation adjustment, net					18,457	18,457	(1,182)	17,275
Pension liability adjustments, net of tax					544	544		544
Derivative gain					303	303		303
Stock-based compensation	212,440	(851)		1,339		488		488
Issuance of common stock under 401(k) plan	32,609	360				360		360
Common stock repurchase	(4,032,259)			(25,000)		(25,000)		(25,000)
Balance March 31, 2022	62,624,574	$561,849	$(61,517)	$(24,782)	$(227,176)	$248,374	$(2,654)	$245,720
Net income			67,171			67,171	1,750	68,921
Currency translation adjustment, net					(18,765)	(18,765)	7,229	(11,536)
Pension liability adjustments, net of tax					431	431		431
Derivative gain					275	275		275
Stock-based compensation	122,351	695		761		1,456		1,456
Issuance of treasury stock under 401(k) plan	27,852	230		173		403		403
Balance June 30, 2022	62,774,777	$562,774	$5,654	$(23,848)	$(245,235)	$299,345	$6,325	$305,670
Net income (loss)			43,169			43,169	(456)	42,713
Currency translation adjustment, net					(28,872)	(28,872)	(645)	(29,517)
Pension liability adjustments, net of tax					241	241		241
Derivative gain					287	287		287
Stock-based compensation	—	1,169				1,169		1,169
Issuance of treasury stock under 401(k) plan	29,883	238		186		424		424
Balance September 30, 2022	62,804,660	$564,181	$48,823	$(23,662)	$(273,579)	$315,763	$5,224	$320,987

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2023	2022
Net income	$84,988	$136,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,598	32,283
Loss on sale of the Australian wheel business	—	10,890
Deferred income tax provision (benefit)	5,868	(1,631)
Income on indirect taxes	(3,096)	(32,043)
Gain on fixed asset and investment sale	(409)	(256)
Stock-based compensation	3,700	3,113
Issuance of stock under 401(k) plan	1,329	1,186
Foreign currency gain	(2,348)	(4,176)
(Increase) decrease in assets:
Accounts receivable	17,503	(43,499)
Inventories	32,197	(44,180)
Prepaid and other current assets	18,386	6,361
Other assets	(410)	(4,352)
Increase (decrease) in liabilities:
Accounts payable	(62,751)	(9,516)
Other current liabilities	12,241	49,885
Other liabilities	1,310	1,963
Net cash provided by operating activities	140,106	102,240
Cash flows from investing activities:
Capital expenditures	(41,480)	(32,755)
Proceeds from the sale of the Australian wheel business	—	9,293
Proceeds from sale of fixed assets	1,795	680
Net cash used for investing activities	(39,685)	(22,782)
Cash flows from financing activities:
Proceeds from borrowings	6,628	88,907
Repayments of debt	(25,017)	(120,728)
Repurchase of common stock	(19,064)	(25,000)
Other financing activities	(2,540)	(720)
Net cash used for financing activities	(39,993)	(57,541)
Effect of exchange rate changes on cash	(8,103)	(3,444)
Net increase in cash and cash equivalents	52,325	18,473
Cash and cash equivalents, beginning of period	159,577	98,108
Cash and cash equivalents, end of period	$211,902	$116,581

Supplemental information:
Interest paid	$15,971	$16,813
Income taxes paid, net of refunds received	$17,581	$27,723

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 were carried at a cost of $396.1 million at September 30, 2023. The fair value of the senior secured notes due 2028 at September 30, 2023, as obtained through an independent pricing source, was approximately $373.0 million.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 6% and 7% of consolidated assets of Titan as of September 30, 2023 and December 31, 2022, respectively. The Russian operations represent approximately 5% of consolidated global sales for both the three months ended September 30, 2023 and 2022, while representing 6% of consolidated global sales for both the nine months ended September 30, 2023 and 2022. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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

Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the “Share Repurchase Program”) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Under the Share Repurchase Program Titan repurchased 1,026,795 shares of its common stock totaling $12.7 million during the three months ended September 30, 2023, and 1,629,863 shares of its common stock totaling $19.0 million during the nine months ended September 30, 2023. As of September 30, 2023, $31.0 million remains available for future share repurchases under this program.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplier financing program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institution. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's Consolidated Balance Sheets and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's Consolidated Statements of Cash Flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's Consolidated Balance Sheet were $5.1 million at September 30, 2023, and $11.8 million at December 31, 2022.

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

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$244,248	$272,928
Allowance for credit losses	(5,653)	(6,170)
Accounts receivable, net	$238,595	$266,758

Accounts receivable are reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Raw material	$113,600	$128,170
Work-in-process	41,655	42,468
Finished goods	204,887	226,585
	$360,142	$397,223

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Land and improvements	$40,749	$40,330
Buildings and improvements	236,601	237,507
Machinery and equipment	605,209	588,857
Tools, dies and molds	112,817	112,990
Construction-in-process	35,112	29,291
	1,030,488	1,008,975
Less accumulated depreciation	(728,007)	(712,370)
	$302,481	$296,605

Depreciation on property, plant and equipment for the nine months ended September 30, 2023 and 2022 totaled $30.4 million and $31.3 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Compensation and benefits	$50,929	$45,389
Warranty	20,670	19,914
Accrued insurance benefits	18,239	21,154
Customer rebates and deposits	17,450	16,279
Accrued other taxes	15,785	18,549
Operating lease current liabilities	4,882	3,850
Accrued interest	11,867	5,040
Foreign government grant (1)	2,193	1,888
Settlement of legal matter (2)	—	1,260
Other	20,746	18,605
	$162,761	$151,928
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

6. WARRANTY

Changes in the warranty liability during the nine months ended September 30, 2023 and 2022, respectively, consisted of the following (amounts in thousands):

	2023	2022
Warranty liability at beginning of the period	$19,914	$16,628
Provision for warranty liabilities	10,334	11,297
Warranty payments made	(9,578)	(8,419)
Warranty liability at end of the period	$20,670	$19,506

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2023
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,942)	$396,058
Titan Europe credit facilities	24,283	—	24,283
Other debt	6,962	—	6,962
Total debt	431,245	(3,942)	427,303
Less amounts due within one year	17,556	—	17,556
Total long-term debt	$413,689	$(3,942)	$409,747

	December 31, 2022
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(4,599)	$395,401
Titan Europe credit facilities	37,362	—	37,362
Other debt	12,855	—	12,855
Total debt	450,217	(4,599)	445,618
Less amounts due within one year	30,857	—	30,857
Total long-term debt	$419,360	$(4,599)	$414,761

Aggregate principal maturities of long-term debt at September 30, 2023 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2023	$10,693
2024	11,242
2025	3,314
2026	1,887
2027	486
Thereafter	403,623
$431,245
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400.0 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan. The Company is subject to certain covenants associated with the senior secured notes due 2028 and remained in compliance with these debt covenants at September 30, 2023.

Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $24.3 million in aggregate principal amount at September 30, 2023. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Revolving credit facility
The Company has a $125.0 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
domestic subsidiaries and is scheduled to mature in October 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125.0 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $102.1 million at September 30, 2023. With outstanding letters of credit totaling $6.2 million, the net amount available for borrowing under the credit facility totaled $95.9 million at September 30, 2023. There were no borrowings under the revolving credit facility at September 30, 2023.

Other debt
The Company has a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 5% to 6.5%, which totaled $7.0 million at September 30, 2023. The maturity date on this loan is one year or less. The Company expects to negotiate an extension of the maturity date on this loan with the respective financial institution or repay, as needed.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Operating lease ROU assets	Operating lease assets	$10,635	$8,932

Operating lease current liabilities	Other current liabilities	$4,882	$3,850
Operating lease long-term liabilities	Other long-term liabilities	5,156	2,409
Total operating lease liabilities		$10,038	$6,259

Finance lease, gross	Property, plant & equipment, net	$6,904	$6,994
Finance lease accumulated depreciation	Property, plant & equipment, net	(5,045)	(3,820)
Finance lease, net		$1,859	$3,174

Finance lease current liabilities	Other current liabilities	$1,148	$2,562
Finance lease long-term liabilities	Other long-term liabilities	1,409	3,444
Total finance lease liabilities		$2,557	$6,006

At September 30, 2023, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
October 1 - December 31, 2023	$1,469	$365
2024	4,817	1,142
2025	2,526	746
2026	1,100	491
2027	352	48
Thereafter	766	1
Total lease payments	$11,030	$2,793
Less imputed interest	992	236
	$10,038	$2,557

Weighted average remaining lease term (in years)	3.06	2.45
Supplemental cash flow information related to leases for the nine months ended September 30, 2023 were as follows: operating cash flows from operating leases were $2.4 million.

9. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.3 million to the pension plans during the nine months ended September 30, 2023 and no amounts are expected to be contributed to the pension plans during the remainder of 2023.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Service cost	$112	$43	$331	$1,215
Interest cost	1,022	714	3,097	2,148
Expected return on assets	(1,167)	(1,518)	(3,501)	(4,554)
Amortization of unrecognized prior service cost	(16)	(15)	(49)	(47)
Amortization of net unrecognized loss (gain)	241	(5)	719	(18)
Net periodic pension cost (benefit)	$192	$(781)	$597	$(1,256)
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
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,591	$1,729
Inventory	3,670	2,581
Other current assets	3,141	4,179
Property, plant and equipment, net	3,710	4,657
Other non-current assets	235	465
Total assets	$12,347	$13,611

Current liabilities	$1,968	$2,077
Other long-term liabilities	882	1,062
Total liabilities	$2,850	$3,139
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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2023	December 31, 2022
Investments	$6,714	$6,827
Total VIE assets	6,714	6,827
Accounts payable to the non-consolidated VIEs	5,207	3,936
Maximum exposure to loss	$11,921	$10,763

11. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses were $2.3 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively, and $7.2 million and $9.2 million for the nine months ended September 30, 2023 and 2022, respectively.
12. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Income on indirect taxes (1)	$—	$9,593	$475	$32,043
Loss on sale of Australian wheel business (2)	—	—	—	(10,890)
Proceeds from government grant (3)	—	—	—	1,324
Equity investment income	222	—	954	570
Gain on sale of assets	87	74	158	256
Other income	152	24	822	1,223
	$461	$9,691	$2,409	$24,526

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13. INCOME TAXES

The Company recorded income tax expense of $4.7 million and $11.4 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $28.4 million and $39.1 million, respectively. The Company's effective income tax rate was 19.4% and 21.1% for the three months ended September 30, 2023 and 2022, respectively, and 25.0% and 22.3% for the nine months ended September 30, 2023 and 2022, respectively.

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

During the second quarter of 2023, one of the Company’s Brazilian subsidiaries received a notice that they had prevailed on an additional legal claim in regards to the non-income (indirect) tax credits that had been granted in a prior year ruling. The most recent ruling exempted, the interest benefit on the indirect tax credits granted in prior year from taxation. For the nine months ended September 30, 2023, the Company recorded indirect tax credits of $0.5 million, within other income in the condensed consolidated statements of operations. The Company also recorded $2.6 million within provision for income taxes in the condensed consolidated statements of operations for the nine months ended September 30, 2023.

During the second and third quarter of 2022, the Company submitted the related supporting documentation and received approval from Brazilian tax authorities for the indirect tax credits for one of its Brazilian subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded indirect tax credits of $9.5 million and $32.0 million within other income in the condensed consolidated statements of operations. The Company also recorded $1.6 million and $9.4 million of income tax expense associated with the recognition of these indirect tax credits for the three and nine months ended September 30, 2022.

The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations by the end of the year.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to Titan and applicable to common shareholders	$19,280	$43,169	$81,325	$134,262
Determination of shares:
Weighted average shares outstanding (basic)	62,598	62,803	62,810	63,107
Effect of restricted stock and stock options	497	426	461	480
Weighted average shares outstanding (diluted)	$63,095	$63,229	$63,271	$63,587
Earnings per common share:
Basic	$0.31	$0.69	$1.29	$2.13
Diluted	$0.31	$0.68	$1.29	$2.11

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents information about certain operating results, separated by market segments, for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales
Agricultural	$212,967	$289,259	$787,973	$917,443
Earthmoving/construction	155,045	199,921	528,652	611,550
Consumer	33,769	41,542	114,976	130,621
	$401,781	$530,722	$1,431,601	$1,659,614
Gross profit
Agricultural	$37,026	$45,949	$135,012	$155,794
Earthmoving/construction	22,257	34,959	88,583	102,651
Consumer	6,790	6,725	23,930	25,570
	$66,073	$87,633	$247,525	$284,015
Income from operations
Agricultural	$21,383	$31,125	$86,071	$106,126
Earthmoving/construction	8,501	21,836	46,561	59,952
Consumer	4,526	4,856	17,183	18,976
Corporate & Unallocated	(7,435)	(7,326)	(21,806)	(20,154)
Income from operations	$26,975	$50,491	$128,009	$164,900

Interest expense	(3,931)	(7,221)	(16,185)	(22,835)
Foreign exchange gain (loss)	876	1,198	(882)	8,749
Other income	461	9,691	2,409	24,526
Income before income taxes	$24,381	$54,159	$113,351	$175,340
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	September 30, 2023	December 31, 2022
Total assets
Agricultural	$553,408	$548,523
Earthmoving/construction	495,605	538,064
Consumer	129,422	133,213
Corporate & Unallocated	79,300	64,830
	$1,257,735	$1,284,630

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
17. RELATED PARTY TRANSACTIONS

The Company sells products and pays commissions to companies controlled by persons related to the Chairman of the Board of Directors of the Company, Mr. Maurice Taylor. The related party is Mr. Fred Taylor, who was Mr. Maurice Taylor’s brother. Mr. Fred Taylor passed away on December 13, 2021. The companies with which Mr. Fred Taylor was associated that do business with Titan include the following: Blacksmith OTR, LLC; F.B.T. Enterprises, Inc.; Green Carbon, Inc.; Silverstone, Inc.; and OTR Wheel Engineering, Inc. Sales of Titan products to these companies were approximately $0.7 million and $3.1 million for the three and nine months ended September 30, 2023, and approximately $1.2 million and $3.5 million for the three and nine months ended September 30, 2022. Titan had trade receivables due from these companies of approximately $0.1 million at September 30, 2023, and approximately $0.2 million at December 31, 2022.  Titan had purchases from these companies of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, and approximately $0.5 million and $1.0 million for the three and nine months ended September 30, 2022. Sales commissions accrued to the above companies were approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2023 as compared to $0.4 million and $1.3 million accrued for the three and nine months ended September 30, 2022.

18. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2023	$(233,461)	$1,074	$(9,174)	$(241,561)
Currency translation adjustments, net	(25,420)	—	—	(25,420)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(21)	—	—	80	80
Derivative loss	—	(82)	—	(82)
Balance at September 30, 2023	$(258,881)	$992	$(9,094)	$(266,983)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2023	$(243,712)	$1,224	$(9,267)	$(251,755)
Currency translation adjustments, net	(15,169)	—	—	(15,169)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(51)	—	—	173	173
Derivative loss	—	(232)	—	(232)
Balance at September 30, 2023	$(258,881)	$992	$(9,094)	$(266,983)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2022	$(236,367)	$539	$(9,407)	$(245,235)
Currency translation adjustments, net	(28,872)	—	—	(28,872)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(107)	—	—	241	241
Derivative gain	—	287	—	287
Balance at September 30, 2022	$(265,239)	$826	$(9,166)	$(273,579)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2022	$(236,059)	$(39)	$(10,382)	$(246,480)
Currency translation adjustments, net (1)	(29,180)	—	—	(29,180)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(451)	—	—	1,216	1,216
Derivative gain	—	865	—	865
Balance at September 30, 2022	$(265,239)	$826	$(9,166)	$(273,579)

(1) The currency translation adjustments, net includes currency translation on amounts reclassified into other expense within the Condensed Consolidated Statements of Operations of approximately $10.0 million for the nine months ended September 30, 2022 related to the sale of the Australian wheel business. Refer to Note 1 and 12 for additional information.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 6% and 7% of consolidated assets of Titan both as of September 30, 2023 and December 31, 2022, respectively. The Russian operations represent approximately 5% of consolidated global sales for both the three months ended September 30, 2023 and 2022, while representing 6% of consolidated global sales for both the nine months ended September 30, 2023 and 2022. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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

During the second quarter of 2023, one of the Company’s Brazilian subsidiaries received a notice that they had prevailed on an additional legal claim in regards to the non-income (indirect) tax credits that had been granted in a prior year ruling. The most recent ruling exempted the interest benefit on the indirect tax credits granted in prior year from taxation. For the nine months ended September 30, 2023, the Company recorded indirect tax credits of $0.5 million within other income in the condensed consolidated statements of operations. The Company also recorded $2.6 million within provision for income taxes in the condensed consolidated statements of operations for the nine months ended September 30, 2023.

During the second and third quarter of 2022, the Company submitted the related supporting documentation and received the approval from Brazilian tax authorities for the indirect tax credits for one of its Brazilian subsidiaries. For the three and nine months ended September 30, 2022, the Company recorded indirect tax credits of $9.5 million and $32.0 million within other income in the condensed consolidated statements of operations. The Company also recorded $1.6 million and $9.4 million of

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
income tax expense associated with the recognition of these indirect tax credits for the three and nine months ended September 30, 2022.

The Company expects to be able to apply the tax credits received to settle the income tax liability that was incurred as a result of the credit. The Company also expects to utilize the majority of the credit against future PIS/COFINS and income tax obligations by the end of the year.

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
•future expenditures for capital projects and future stock repurchases
•the Company’s ability to continue to control costs and maintain quality;
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

Actual results could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including:
•the effect of the geopolitical instability resulting from the military conflicts between Russia and Ukraine on our Russian and global operations, and between the Israel and Hamas on our global operations;
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
•the Company's ability to operate in accordance with its business plan and strategies
•unfavorable outcomes of legal proceedings;
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
•risks associated with environmental laws and regulations and increased attention to ESG matters;
•risks relating to our manufacturing facilities, including that any of our material facilities may become inoperable; and
•risks related to financial reporting, internal controls, tax accounting, and information systems, including cybersecurity threats.
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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during the first three quarters of 2023. High farmer income and replacement of an aging large equipment fleet are both market conditions which are anticipated to support continued healthy demand for our products in the mid to long term time horizon. There are concerns over a slowdown in OEM customer demand due to their elevated inventory levels, lower demand in small agricultural equipment primarily in the Americas, and softness in the Brazilian economy, which are resulting in uncertain demand in the near term. However, the underlying market conditions mentioned previously provide support for the mid to long term healthy demand for our products. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by GDP by country and the need for infrastructure developments. The earthmoving/construction markets experienced some slow down in OEM demand during the second and third quarters of 2023, most notably in the Americas, that stems from concerns over elevated inventory levels and some economic softness in Brazil. We expect a recovery and continued market stability over the mid to long term given the level of mining capital budgets and forecasted GDP growth. Mineral commodity prices are at relatively high levels that also currently support growth, while global recession concerns could impact demand in various parts of the world.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, including custom mixing of rubber stock, and train brakes. The markets remained stable during the first quarter of 2023, but experienced some slow down during the second and third quarters of 2023 due to elevated inventory levels in Latin America. There are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment pace of growth can vary from period to period and is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended			Nine months ended
(Amounts in thousands, except percentages)	September 30,			September 30,
	2023	2022	% Increase/(Decrease)	2023	2022	% Increase/(Decrease)
Net sales	$401,781	$530,722	(24.3)%	$1,431,601	$1,659,614	(13.7)%
Cost of sales	335,708	443,089	(24.2)%	1,184,076	1,375,599	(13.9)%
Gross profit	66,073	87,633	(24.6)%	247,525	284,015	(12.8)%
Gross profit %	16.4%	16.5%	(0.6)%	17.3%	17.1%	1.2%
Selling, general and administrative expenses	33,587	31,410	6.9%	102,917	102,306	0.6%
Research and development expenses	3,167	2,434	30.1%	9,399	7,592	23.8%
Royalty expense	2,344	3,298	(28.9)%	7,200	9,217	(21.9)%
Income from operations	$26,975	$50,491	(46.6)%	$128,009	$164,900	(22.4)%

Net Sales
Net sales for the three months ended September 30, 2023 were $401.8 million, compared to $530.7 million in the comparable period of 2022. Net sales change was due to sales decreases in all segments. Net sales change was primarily due to sales volume decrease caused by elevated inventory levels at our customers in the Americas, particularly OEM customers, lower levels of end customer demand in small agricultural equipment, and economic softness in Brazil. The net sales change was also impacted by negative price/mix from lower raw material costs and unfavorable currency translation of 1.1%.

Net sales for the nine months ended September 30, 2023 were $1,431.6 million, compared to $1,659.6 million in the comparable period of 2022. Net sales change was due to sales decreases in all segments. Net sales change was primarily due to the reduced demand caused by aforementioned elevated inventory levels with OEM customers, and slowdown in economic activity in Brazil and small agricultural equipment. It was also impacted by negative price/mix which was primarily due to lower raw material and other input costs, most notably steel, and unfavorable currency translation of 1.6%. Additionally, the Company sold its Australian wheel business in the first quarter of 2022 which resulted in a reduction of net sales of 0.6%, or $10.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Gross Profit
Gross profit for the three months ended September 30, 2023 was $66.1 million, or 16.4% of net sales, compared to $87.6 million, or 16.5% of net sales, for the three months ended September 30, 2022. The change in gross profit was primarily due to the lower sales volume, which resulted in lower fixed cost leverage. The gross profit margin was similar to the prior year, notwithstanding the net sales decline, primarily as a result of continued strong actions taken by the Company to improve financial performance.

Gross profit for the nine months ended September 30, 2023 was $247.5 million, or 17.3% of net sales, compared to $284.0 million, or 17.1% of net sales, for the nine months ended September 30, 2022. The change in gross profit for nine months ended September 30, 2023 as compared to the prior year period was due to the impact of lower sales volume in North America and the aforementioned factors experienced in the third quarter. The increase in gross margin was due to lower production input costs as a result of actions taken to improve financial performance, which have helped offset the impact of lower fixed cost leverage.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 were $33.6 million, or 8.4% of net sales, compared to $31.4 million, or 5.9% of net sales, for the three months ended September 30, 2022. The change in SG&A for the three months ended September 30, 2023 as compared to the prior year period was due to certain personnel related inflationary cost impacts.

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $102.9 million, or 7.2% of net sales, compared to $102.3 million, or 6.2% of net sales, for the nine months ended September 30, 2022. The change in SG&A

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
for the three and nine months ended September 30, 2023 as compared to the prior year period was due to certain personnel related inflationary cost impacts.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended September 30, 2023 were $3.2 million, or 0.8% of net sales, compared to $2.4 million, or 0.5% of net sales, for the comparable period in 2022. R&D expenses for the nine months ended September 30, 2023 were $9.4 million, or 0.7% of net sales, compared to $7.6 million, or 0.5% of net sales, for the comparable period in 2022. R&D spending reflects initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries.

Royalty expenses for the three months ended September 30, 2023 were $2.3 million, or 0.6% of net sales, compared to $3.3 million, or 0.6% of net sales, for the three months ended September 30, 2022. Royalty expenses for the nine months ended September 30, 2023 were $7.2 million, or 0.5% of net sales, compared to $9.2 million, or 0.6% of net sales, for the nine months ended September 30, 2022. The changes in royalty expenses for the three months and nine months ended September 30, 2023 as compared to the prior year periods were due to the decreases in net sales, as described previously.

Income from Operations
Income from operations for the three months ended September 30, 2023 was $27.0 million, compared to income from operations of $50.5 million for the three months ended September 30, 2022. Income from operations for the nine months ended September 30, 2023 was $128.0 million, compared to income from operations of $164.9 million for the nine months ended September 30, 2022. The changes in income from operations for the three months and nine months ended September 30, 2023 as compared to the prior year periods were primarily due to lower net sales and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense, net
Interest expense was $3.9 million and $7.2 million for the three months ended September 30, 2023 and 2022, respectively, and $16.2 million and $22.8 million for the nine months ended September 30, 2023 and 2022. The decreases in interest expense for the three months and nine months ended September 30, 2023 were due to the reduced borrowing under the Company's global credit facilities, as compared to the prior year periods, and increased interest income associated with financial investments in Latin America and the United States.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $0.9 million for the three months ended September 30, 2023, compared to a gain of $1.2 million for the three months ended September 30, 2022. Foreign exchange loss was $0.9 million for the nine months ended September 30, 2023, compared to a gain of $8.7 million for the nine months ended September 30, 2022.

Foreign exchange gain experienced during the three months ended September 30, 2023 was primarily the result of a favorable impact of the movement of exchange rates in certain geographies in which we conduct business, offset by an unfavorable impact of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates. The foreign exchange loss experienced during the nine months ended September 30, 2023 was the result of an unfavorable impact of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar.

Foreign exchange gains experienced during the three months and nine months ended September 30, 2022 were primarily the result of a favorable impact of the movement of exchange rates in certain geographies in which we conduct business.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Other Income
Other income was $0.5 million for the three months ended September 30, 2023, as compared to other income of $9.7 million in the comparable period of 2022.  The change was primarily attributable to $9.5 million income on indirect tax credits in Brazil in the third quarter of 2022.

Other income was $2.4 million for the nine months ended September 30, 2023, as compared to other income of $24.5 million in the comparable period of 2022.  The change was primarily attributable to miscellaneous income in 2022 that did not occur in 2023 which included $32.0 million indirect tax credits in Brazil, a gain of $1.3 million from a government grant associated with an earthquake that affected one of our Italian subsidiaries, and a loss of $10.9 million on sale of the Australian wheel business.

Provision for Income Taxes
The Company recorded income tax expense of $4.7 million and $11.4 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $28.4 million and $39.1 million, respectively. The Company's effective income tax rate was 19.4% and 21.1% for the three months ended September 30, 2023 and 2022, respectively, and 25.0% and 22.3% for the nine months ended September 30, 2023 and 2022, respectively.

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

Net Income and Income per Share
Net income for the three months ended September 30, 2023 was $19.7 million, compared to net income of $42.7 million in the comparable period of 2022. For the three months ended September 30, 2023 and 2022, basic income per share were $0.31 and $0.69, respectively, and diluted income per share were $0.31 and $0.68, respectively. The Company's net income and income per share changes were due to the items previously discussed.

Net income for the nine months ended September 30, 2023 was $85.0 million, compared to net income of $136.2 million in the comparable period of 2022. For the nine months ended September 30, 2023 and 2022, basic income per share were $1.29 and $2.13, respectively, and diluted income per share were $1.29 and $2.11, respectively. The Company's net income and income per share changes were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended September 30, 2023	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$212,967	$155,045	$33,769	$—	$401,781
Gross profit	37,026	22,257	6,790	—	66,073
Profit margin	17.4%	14.4%	20.1%	—	16.4%
Income (loss) from operations	21,383	8,501	4,526	(7,435)	26,975
Three months ended September 30, 2022
Net sales	$289,259	$199,921	$41,542	$—	$530,722
Gross profit	45,949	34,959	6,725	—	87,633
Profit margin	15.9%	17.5%	16.2%	—	16.5%
Income (loss) from operations	31,125	21,836	4,856	(7,326)	50,491

Nine months ended September 30, 2023	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$787,973	$528,652	$114,976	$—	$1,431,601
Gross profit	135,012	88,583	23,930	—	247,525
Profit margin	17.1%	16.8%	20.8%	—	17.3%
Income (loss) from operations	86,071	46,561	17,183	(21,806)	128,009
Nine months ended September 30, 2022
Net sales	$917,443	$611,550	$130,621	$—	$1,659,614
Gross profit	155,794	102,651	25,570	—	284,015
Profit margin	17.0%	16.8%	19.6%	—	17.1%
Income (loss) from operations	106,126	59,952	18,976	(20,154)	164,900

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Net sales	$212,967	$289,259	(26.4)%	$787,973	$917,443	(14.1)%
Gross profit	37,026	45,949	(19.4)%	135,012	155,794	(13.3)%
Profit margin	17.4%	15.9%	9.4%	17.1%	17.0%	0.6%
Income from operations	21,383	31,125	(31.3)%	86,071	106,126	(18.9)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net sales in the agricultural segment were $213.0 million for the three months ended September 30, 2023, as compared to $289.3 million for the comparable period in 2022. The net sales change was primarily due to lower sales volume in North and South America which was caused by actions taken by customers to reduce elevated inventory levels, most notably OEM customers, overall softness in demand for small agricultural equipment, and decline in Brazilian economic activity. In addition, the change in net sales was due to negative price/product mix partly impacted by contractual price reductions to customers that are reflective of raw material and other input cost reductions, and an unfavorable impact of foreign currency translation of 3.6%.

Gross profit in the agricultural segment was $37.0 million for the three months ended September 30, 2023, as compared to $45.9 million in the comparable period in 2022.  The change in gross profit was due to lower sales volume, which also resulted in lower fixed cost leverage. The increase in profit margin was due to actions taken to improve financial performance, including cost reductions and productivity initiatives executed across global operations in addition to lower production input costs.

Income from operations in the company's agricultural segment was $21.4 million for the three months ended September 30, 2023, as compared to income of $31.1 million for the three months ended September 30, 2022. The overall change in income from operations was attributable to lower gross profit.

Net sales in the agricultural segment were $788.0 million for the nine months ended September 30, 2023, as compared to $917.4 million for the comparable period in 2022. The net sales change was primarily due to lower sales volume in the Americas which was caused by aforementioned high inventory levels most notably with OEM customers, overall softness in demand for small agricultural equipment, and slowdown in economic activity in Brazil. The change in net sales was also impacted by negative price/product mix associated with lower steel prices, an unfavorable impact of foreign currency translation of 2.7%.

Gross profit in the agricultural segment was $135.0 million for the nine months ended September 30, 2023, as compared to $155.8 million in the comparable period in 2022.  The change in gross profit was due to lower sales volume. The increase in profit margin was due to the measures taken to improve financial performance, along with lower raw material and other input costs, which have helped offset the impact of lower fixed cost leverage.

Income from operations in the company's agricultural segment was $86.1 million for the nine months ended September 30, 2023, as compared to income of $106.1 million for the nine months ended September 30, 2022. The overall change in income from operations was attributable to lower gross profit from a decline in net sales.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2023	2022	% Decrease	2023	2022	% Decrease
Net sales	$155,045	$199,921	(22.4)%	$528,652	$611,550	(13.6)%
Gross profit	22,257	34,959	(36.3)%	88,583	102,651	(13.7)%
Profit margin	14.4%	17.5%	(17.7)%	16.8%	16.8%	0.0%
Income from operations	8,501	21,836	(61.1)%	46,561	59,952	(22.3)%

Net sales in earthmoving/construction segment were $155.0 million for the three months ended September 30, 2023, as compared to $199.9 million in the comparable period in 2022. The change in earthmoving/construction sales was primarily due to decreased volume in the Americas and the undercarriage business which were caused by elevated customer inventory levels and a slowdown with certain construction OEM customers. In addition, the net sales change was impacted by negative price/product mix from decreased raw material and other input costs. Net sales were favorably impacted by foreign currency translation of 2.5%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Gross profit in the earthmoving/construction segment was $22.3 million for the three months ended September 30, 2023, as compared to $35.0 million for the three months ended September 30, 2022. The changes in gross profit and margin were primarily due to the lower sales volume, which also resulted in lower fixed cost leverage primarily in the Americas.

The Company's earthmoving/construction segment income from operations was $8.5 million for the three months ended September 30, 2023, as compared to income of $21.8 million for the three months ended September 30, 2022. The change was due to the decrease in sales volume and lower profitability.

The Company's earthmoving/construction segment net sales were $528.7 million for the nine months ended September 30, 2023, as compared to $611.6 million in the comparable period in 2022. The change in earthmoving/construction sales was primarily due to decreased volume in the Americas and the undercarriage business which was caused by elevated customer inventory levels and a slowdown at construction OEM customers, mentioned earlier. In addition, the net sales change was impacted by negative price/mix from lower raw material and other input costs, unfavorable impact of foreign currency translation of 0.3%, and the effects of the disposed Australian business of 1.0%.

Gross profit in the earthmoving/construction segment was $88.6 million for the nine months ended September 30, 2023, as compared to $102.7 million for the nine months ended September 30, 2022. The change in gross profit were primarily due to the lower sales volume, which also resulted in lower fixed cost leverage, primarily in the Americas. The profit margin remained consistent due to lower production input costs which have helped offset the impact of lower fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $46.6 million for the nine months ended September 30, 2023 , as compared to $60.0 million for the nine months ended September 30, 2022. The change was due to the decrease in sales volume as mentioned previously.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2023	2022	% Increase (Decrease)	2023	2022	% Increase (Decrease)
Net sales	$33,769	$41,542	(18.7)%	$114,976	$130,621	(12.0)%
Gross profit	6,790	6,725	1.0%	23,930	25,570	(6.4)%
Profit margin	20.1%	16.2%	24.1%	20.8%	19.6%	6.1%
Income from operations	4,526	4,856	(6.8)%	17,183	18,976	(9.4)%

Consumer segment net sales were $33.8 million for the three months ended September 30, 2023, as compared to $41.5 million for the three months ended September 30, 2022. The change was due to negative price/product mix, and lower sales volumes, mainly in Latin America for light utility truck tires, which experienced a decline in demand due to elevated customer inventories and a general economic slowdown in the region. In addition, net sales were unfavorably impacted by foreign currency translation of 0.8%.

Gross profit from the consumer segment was $6.8 million for the three months ended September 30, 2023, as compared to $6.7 million for the three months ended September 30, 2022. The increases in gross profit and margin were primarily due to lower raw material and other input costs, mainly in the North American wheel and the undercarriage operations.

Consumer segment income from operations was $4.5 million for the three months ended September 30, 2023, as compared to income of $4.9 million for the three months ended September 30, 2022. The change was due to higher foreign exchange loss at certain foreign subsidiaries.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer segment net sales were $115.0 million for the nine months ended September 30, 2023, as compared to $130.6 million for the nine months ended September 30, 2022. The change was due to lower sales volumes, mainly in Latin America for light utility truck tires, where demand was lower from the softer economic conditions in the region and elevated customer inventory levels. In addition, net sales were unfavorably impacted by negative price/product mix from lower raw material and other input costs, foreign currency translation of 0.5%, and the effects of the disposed Australian business of 0.2%.

Gross profit from the consumer segment was $23.9 million for the nine months ended September 30, 2023, as compared to $25.6 million for the nine months ended September 30, 2022. The change in gross profit was primarily due to lower sales volumes, which also resulted in lower fixed cost leverage. The increase in profit margin was due to lower input costs which have helped offset the impact of lower fixed cost leverage.

Consumer segment income from operations was $17.2 million for the nine months ended September 30, 2023, as compared to income of $19.0 million for the nine months ended September 30, 2022. The change was due to decrease in gross profit as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $7.4 million for the three months ended September 30, 2023, and $21.8 million for the nine months ended September 30, 2023, as compared to $7.3 million for the three months ended September 30, 2022, and $20.2 million for the nine months ended September 30, 2022. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The changes in corporate and unallocated expenses for the three and nine months ended September 30, 2023 as compared to the prior year periods were related to the increase in certain SG&A expenses primarily associated with legal costs.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2023, the Company had $211.9 million of cash, which increased as compared to the December 31, 2022 ending balance of $159.6 million, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2023	2022	Change
Net income	$84,988	$136,212	$(51,224)
Depreciation and amortization	31,598	32,283	(685)
Loss on sale of the Australian wheel business	—	10,890	(10,890)
Deferred income tax provision	5,868	(1,631)	7,499
Income on indirect taxes	(3,096)	(32,043)	28,947
Foreign currency gain	(2,348)	(4,176)	1,828
Accounts receivable	17,503	(43,499)	61,002
Inventories	32,197	(44,180)	76,377
Prepaid and other current assets	18,386	6,361	12,025
Accounts payable	(62,751)	(9,516)	(53,235)
Other current liabilities	12,241	49,885	(37,644)
Other liabilities	1,310	1,963	(653)
Other operating activities	4,210	(309)	4,519
Cash provided by operating activities	$140,106	$102,240	$37,866

For the first nine months of 2023, cash flows provided by operating activities was $140.1 million, driven primarily by net income of $85.0 million, and decreases in working capital components of $17.6 million. Included in net income of $85.0 million was a non-cash charge for depreciation and amortization expense of $31.6 million and deferred income tax provision of $5.9 million.

Operating cash flows increased by $37.9 million when comparing the first nine months of 2023 to the comparable period in 2022. Cash flows from operating activities increased primarily due to focused working capital management on inventories, and solid collections efforts on accounts receivable by $76.4 million and $61.0 million, respectively.

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2023	2022	2022
Days sales outstanding	54	48	49
Days inventory outstanding	101	86	87
Days payable outstanding	(55)	(57)	(55)
Cash conversion cycle	100	77	81

Cash conversion cycle increased by 19 days when comparing September 30, 2023 to September 30, 2022, which was primarily due to the decreases in net sales in a short period of time, and cost of sales for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Inventory management is critical for the business in preparation for the future periods to supply customers efficiently, which was the driver of increased days in inventory at the end of September 30, 2023.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2023	2022	Change
Capital expenditures	$(41,480)	$(32,755)	$(8,725)
Proceeds from the sale of the Australian wheel business	—	9,293	(9,293)
Proceeds from sale of fixed assets	1,795	680	1,115
Cash used for investing activities	$(39,685)	$(22,782)	$(16,903)
Net cash used for investing activities was $39.7 million in the first nine months of 2023, as compared to net cash used for investing activities of $22.8 million in the first nine months of 2022. The Company invested a total of $41.5 million in capital expenditures in the first nine months of 2023, compared to $32.8 million in the comparable period of 2022. Capital expenditures represent plant equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2023 increased as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive plant efficiency and labor productivity gains. Cash used for investing activities for the first nine months of 2022 included $9.3 million from proceeds for the sale of the Australian wheel business.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2023	2022	Change
Proceeds from borrowings	$6,628	$88,907	$(82,279)
Payment on debt	(25,017)	(120,728)	95,711
Repurchase of common stock	(19,064)	(25,000)	5,936
Other financing activities	(2,540)	(720)	(1,820)
Cash used for financing activities	$(39,993)	$(57,541)	$17,548
During the first nine months of 2023, $40.0 million of cash was used for financing activities. Payment on debt of $25.0 million and repurchase of common stock of $19.1 million was offset partially by proceeds from borrowings of $6.6 million. In 2022, the Company borrowed on the domestic revolving credit facility during the first quarter to facilitate the repurchasing of the Company's common stock from RDIF, and subsequently repaid the borrowing during the second quarter as cash flow improved.

Debt Restrictions
The Company’s $125 million revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of September 30, 2023), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limitations on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at September 30, 2023.

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

Summarized Balance Sheets:

(Amounts in thousands)
September 30, 2023
Assets
Current assets	$105,366
Property, plant, and equipment, net	86,288
Intercompany accounts, non-guarantor subsidiaries	497,330
Other long-term assets	57,166
Liabilities
Current liabilities	87,591
Long-term debt	396,058
Other long-term liabilities	4,844

Summarized Statement of Operations:

(Amounts in thousands)	Nine months ended
September 30, 2023
Net sales	$633,676
Gross profit	91,719
Income from operations	39,206
Net income	16,071

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Liquidity Outlook
At September 30, 2023, the Company had $211.9 million of cash and cash equivalents. At September 30, 2023, there were no borrowings under the Company's $125 million credit facility. Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $102.1 million at September 30, 2023. With outstanding letters of credit totaling $6.2 million, the net amount available for borrowing under the credit facility totaled $95.9 million at September 30, 2023. The cash and cash equivalents balance of $211.9 million included $168.1 million held in foreign countries.

The Company is expecting full year capital expenditures to be approximately $55 million to $60 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to be approximately $15.0 million for the remainder of 2023 based on September 30, 2023 debt balances. The forecasted interest payment is comprised primarily of the semi-annual payment of $14 million to be paid in October for the 7.00% senior secured notes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Israeli-Hamas military conflict may adversely affect our business and financial statements.
In October 2023, an armed conflict between the Hamas-led militant groups and Israel military forces began and has continued to escalate in Israel through the date of the filing of the Form 10-Q. The Company does not have operations in the region affected by the military conflict and has not had a significant impact on global operations. The military conflict and a continued escalation could have broader economic consequences beyond their current scope. The Company continues to monitor the potential impacts on the business, including increased cost of energy, and the ancillary impacts that the military conflict could have on other global operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table is a summary of stock repurchases for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2) (in thousands)
July 1, 2023 to July 31, 2023	—	$—	—	$43,628
August 1, 2023 to August 31, 2023	501,795	$12.00	501,795	$37,609
September 1, 2023 to September 30, 2023	525,000	$12.62	525,000	$30,985
Total	1,026,795		1,026,795

(1) On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of September 30, 2023, $31.0 million remains available for future share repurchases under the program. All shares in the table were purchased under the publicly announced repurchase program.

(2) The stock repurchase program is authorized through December 16, 2025, but the program may be suspended or terminated at any time at the Board of Director’s discretion.

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Third Quarter

During the fiscal quarter ending September 30, 2023, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 1, 2023	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)