Form 10-K
period 2023-12-31
TITAN INTERNATIONAL INC
filed 2024-02-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2023, was approximately $720 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2023.
Indicate the number of shares of Titan International, Inc. outstanding: 60,645,378 shares of common stock, $0.0001 par value, as of February 20, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
•future expenditures for capital projects and future stock repurchases;
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

Actual results could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including:
•the effect of the geopolitical instability resulting from the military conflicts between Russia and Ukraine on our Russian and global operations, and between Israel and Hamas on increased costs and ancillary impacts on our global operations;
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
•the Company's ability to operate in accordance with its business plan and strategies;
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
•results of investments, and the realization of projected synergies;
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

PART I

ITEM 1 – BUSINESS

OVERVIEW
Titan International, Inc., together with its subsidiaries (Titan or the Company), is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe.  Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was originally incorporated in 1983 and has increased its global footprint and enhanced product offerings through major acquisitions which include the following:
•2005 - The Goodyear Tire & Rubber Company’s North American farm tire assets
•2006 - Off-the-road ("OTR") tire assets of Continental Tire North America
•2011 - The Goodyear Tire & Rubber Company's Latin American farm tire business
•2013/2014 - A noncontrolling interest in Voltyre-Prom, a leading producer of agricultural and industrial tires, which owns and operates an over two million square foot manufacturing facility located in Volgograd, Russia
•2019 - An additional 21.4% interest in Voltyre-Prom (from 42.9% to 64.3%) resulting in controlling interest

As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers ("OEMs") and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets.  Titan manufactures and sells certain tires under the Goodyear Farm Tire, Titan Tire and Voltyre-Prom Tire brands and has complete research and development facilities to validate tire and wheel designs.

BUSINESS SEGMENTS
Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. For additional information concerning the revenues, expenses, income from operations, and assets attributable to each of the segments in which the Company operates, see Note 23 of the Notes to Consolidated Financial Statements.

AGRICULTURAL SEGMENT
Titan’s agricultural wheels, tires, and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers, and Titan’s distribution centers.  The wheels range in diameter from nine inches to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America.  Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications. Titan’s agricultural tires range from approximately one foot to approximately seven feet in outside diameter and from five inches to 55 inches in width. Agricultural tires are offered under the Goodyear Farm Tire, Titan Tire and Voltyre-Prom brands with a full portfolio of sizes, load carrying capabilities, and tread patterns necessary for the markets served. The Company offers the added value of delivering a complete wheel and tire assembly to OEM and aftermarket customers.

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

CONSUMER SEGMENT
Titan manufactures bias truck tires in Latin America and light truck tires in Russia.  Titan also offers select products for ATVs, side-by-sides, rock climbers, turf, and have recently expanded our offering into the lawn and garden segment with a major OE customer. This segment also includes sales that do not readily fall into the Company's other segments, such as custom rubber stock mixing sales to a variety of OEMs in tangential industries.

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

•Reduction of Non-Core Assets and Other Strategic Considerations
The Company has reduced non-core assets and continues to explore ways to improve underperforming assets in an effort to improve cash flow and working capital and reduce debt. In March 2022, the Company sold its Australian wheel business to OTR Tyres. The sale included gross proceeds and cash repatriated of approximately $17.5 million, and the assumption by OTR Tyres of all liabilities, including employee and lease obligations.

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

SUSTAINABILITY
Titan is committed to be a positive force in the lives of our employees, customers and in the communities they work and live. The Company has made significant progress on the environmental, social and governance ("ESG") areas by creating and updating various policies, preparing new forms of monitoring, and expanding disclosure of data regarding operations.

The protection of the environment is a core value at Titan. We are dedicated to the continual improvement of environmental performance of our global operations. In 2021, Titan solidified these values becoming a signatory of the United National Global Compact, a set of international principles focusing on universal human rights, labor, the environment, and anti-corruption. From there, we began revisiting our policies and adopted both new policies and updates to existing policies which reflect these core values. With each of these updates, we have taken a stand against child and forced labor, harassment and discrimination at any of our sites or supplier or contractor sites. We intend to adhere to these ethical standards and follow outlined procedures for any infraction.

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

HUMAN CAPITAL
The Company’s key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, the Company’s human capital programs are designed to keep people safe and healthy, develop talent to prepare them for critical roles and leadership positions, and facilitate internal talent mobility.

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

Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance. Additionally, we have conducted company-wide stock grant programs for employees with the most recent grant program occurring in March 2023.

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

EMPLOYEES
At December 31, 2023, the Company employed approximately 6,900 people worldwide, including approximately 4,500 located outside the United States.

At December 31, 2023, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 42% of the Company’s U.S. employees, are covered by collective bargaining agreements, which expire on November 16, 2024.

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

All tractor type track groups (up to 250 ton class) produced by the Company are built from five major parts: shoes, right and left hand links, pins, bushings and bolts and nuts. Shoes are manufactured from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Starting from 200 ton class excavator, shoes are either forged or casted. Tailor made special shaped shoes are obtained from heat treated steel cast in the Company foundry. Right and left hand links are die forged, hot trimmed, mass heat treated, machined, induction hardened on rail surface for optimal wear and fatigue resistance, and finally machined. Pins are made from round bars that are cut, machined, heat treated, and surface finished. Bushings are generally cold extruded, pre-machined, mass heat treated by several thermal processes, carburizing or induction hardened or through hardened for wear resistance and optimal toughness and finish machined. All monobloc type track groups (250 ton class up) are high alloyed heavy castings, heat treated, induction hardened and machined to purpose in the Company foundry.
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

The Company has implemented the digitalization of components such as rollers and chains. This technology, named “Trust” (TrackAdvice undercarriage smart technology) consists of embedding sensors inside the components, making them “intelligent” and able to provide real time data, supporting decisions on maintenance and effective use of the undercarriage. The sensors communicate via Bluetooth with a display, installed in the cabin of the operator and via cloud through a gateway installed on the machine. The data extracted from the embedded sensors are temperature, working hours, and information about vibration, speed, idling time and geo-localization of the machine. The full set of data is visible on a cloud-based Platform named TrackAdvice, where the end user can remotely monitor the status of its machines. Also, the system has been designed to send instant notifications in case of critical parameters are reached, making it a proactive system at service of the end users.

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

•International Operations
The Company operates manufacturing facilities outside of the United States in Latin America, Europe and Russia. The Latin American, European and Russian operations accounted for 19%, 24%, and 6% of the Company's net sales, respectively, for the year ended December 31, 2023 and 19%, 21% and 6% of net sales, respectively, for the year ended December 31, 2022. The Latin American, European and Russian operations accounted for 18%, 22% and 6% of net sales, respectively, for the year ended December 31, 2021.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets. As a part of the design process, Titan seeks to be stewards of the environment through the adoption of eco-design principles, life cycle assessments, and evaluation of incorporating the use of recycled material and alternate environmentally friendly and sustainable raw materials where possible. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope, soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $12.5 million, $10.4 million, and $10.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

PATENTS, TRADEMARKS, AND ROYALTIES
The Company owns various patents. Due to the difficulty in predicting the interpretation of patent laws, the Company cannot anticipate or predict any material adverse effect on its operations, cash flows, or financial condition to the extent the Company is unable to protect its patents or should the Company be found to be infringing the patents of third parties.

The Company owns various national and international trademarks and trademark registrations. The Company has royalty-bearing trademark license agreements with The Goodyear Tire & Rubber Company ("Goodyear") to manufacture and sell certain tires under the Goodyear name. The licenses for farm tires cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. These licenses expire in 2025. The Company and Goodyear are negotiating to amend the farm tire licenses to include the countries of Australia and New Zealand. The Company also has a trademark license and knowhow license with Goodyear to manufacture and sell certain non-farm tire products in Mexico, Uruguay, and Brazil. These licenses expire in 2025. The countries of Bolivia and Paraguay were deleted from the original non-farm tire licenses.

CUSTOMERS
Titan’s 10 largest customers accounted for 40% of net sales for the year ended December 31, 2023, and 43% of net sales for the year ended December 31, 2022.  Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 13% and 15% of the Company's consolidated net sales for the years ended December 31, 2023 and 2022, respectively. No other customer accounted for 10% or more of Titan's net sales in 2023 and 2022.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

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

•The Company has international operations and purchases raw material from foreign suppliers
The Company had total aggregate net sales outside the United States of approximately $1.0 billion, $1.1 billion, and $944.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Net sales outside the United States are a significant proportion of total net sales, accounting for 55%, 50% and 53% for the years ended December 31, 2023, 2022, and 2021, respectively. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

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
The Company’s ten largest customers, which are primarily OEMs, accounted for 40%, 43%, and 40% of Titan’s net sales for 2023, 2022, and 2021, respectively. Net sales to Deere & Company represented 13%, 15%, and 12% of Titan’s net sales for 2023, 2022, and 2021 respectively. No other customer accounted for 10% or more of Titan's net sales in 2023, 2022, or 2021. Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers which could have an adverse effect on the Company's results of operations.

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
Titan faces intense competition from producers both in the United States and around the world, some of which may engage in unfair trade practices.  For example, in early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (ITC) alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry. As a result, antidumping (AD) and countervailing duty (CVD) orders were imposed on dumped and subsidized imports of off-the-road tires from India. Titan Tire Corporation has been participating in recent annual administrative reviews of the AD/CVD orders by the DOC and has appealed aspects of the final results of the 2021 CVD administrative review to the U.S. Court of International Trade. Unfair trade may have a material adverse effect on Titan's business.

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

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 7% of consolidated assets of Titan as of both December 31, 2023 and 2022. The Russian operations represent approximately 6% of consolidated global sales for both the years ended December 31, 2023 and 2022. The military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

•The Israeli-Hamas military conflict may adversely affect our business and financial statements.
In October 2023, an armed conflict between the Hamas-led militant groups and Israel military forces began and has continued to escalate in Israel. The Company does not have operations in the region affected by the military conflict and the conflict has not had a significant impact on global operations. The Company has experienced an increase in container freight costs as a result of the impact of global shipping routes due to the conflict within the region. The military conflict and a continued escalation could have broader economic consequences beyond their current scope. The Company continues to monitor the potential impacts on the business, including increased cost of energy, and the ancillary impacts that the military conflict could have on other global operations.

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
Governmental regulatory bodies in the United States and other countries have adopted, or are contemplating introducing regulatory changes in response to the potential impacts of climate change.  New laws and regulations regarding climate change may be designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address stakeholder expectations with respect to ESG matters may result in the loss of business, adverse reputational impacts, diluted market valuations and challenges in attracting and retaining customers and talented employees. The Company’s customers may also be affected by climate change regulations that may impact future purchases of the Company's products. The potential impacts of climate change and climate change regulations are highly uncertain at this time, and the Company cannot anticipate or predict any material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of climate change and climate change regulations.
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
In July 2018 and March 2022, the three-year cumulative rate of inflation for consumer prices and wholesale prices reached a level in excess of 100% for Argentina and Turkey, respectively. As a result, in accordance with ASC 830 Foreign Currency Matters, Argentina and Turkey were considered hyperinflationary economies and the Company adopted the impacts of this standard for the year ended December 31, 2023. See Note 1 of the Notes to Consolidated Financial Statements for further discussion.

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

The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would         change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, to be effective as of January 2024. The Company is assessing the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposal.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

The Company subscribes to a defense in depth strategy when it comes to cybersecurity and has processes in place to assist in the assessment, identification, and management of material risks from threats. The Company maintains technical and organizational safeguards, including employee training, incident response capability reviews, cybersecurity insurance and business continuity mechanisms for the protection of the Company’s assets. From time to time, the Company’s processes are audited and validated by internal and external experts. Semi-annually, the Company performs a risk mitigation assessment to assess and determine specific cybersecurity risks prevalent within the global information technology infrastructure and how those risks are mitigated. Further, through the use of an independent third-party service provider, the Company performs external penetration testing as well as internal network vulnerability testing to assess and identify gaps and vulnerabilities within the global information systems.

In the event of a cybersecurity breach, the Company would execute its incident response plan, which provides a structured response, including proper reporting and communication of the incident. When a cybersecurity incident is determined to be significant, it is addressed by Senior Director of Information Technology using processes that leverage subject-matter expertise from across the Company. Further, the Company typically will engage third-party advisors as part of our incident management processes. All cybersecurity incidents that are identified as having the potential to be highly significant to the Company are brought to the attention of SVP, Chief Financial Officer as part of our cybersecurity incident response processes. The Company's executive management would report such incidents to the Company's Board of Directors as deemed necessary based on the overall significance and impact to the Company.

Cybersecurity risk management is incorporated into our overall enterprise risk management program. As part of its enterprise risk management efforts, critical enterprise risks are assessed by senior management annually and discussed with the Company's Board of Directors.
There have been no recent incidents of cybersecurity breaches within the Company’s information systems in the past three fiscal years. For additional information, refer to the section entitled "The Company may be adversely affected by a disruption in, or failure of, information technology systems" within Item 1A Risk Factors.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above one million, all of which are owned by the Company, are detailed by the location, size, and focus of each facility as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Use	Segment
Sao Paulo, Brazil	2,917	Manufacturing, distribution	All segments
Union City, Tennessee	2,212	Manufacturing, distribution	All segments
Volzhsky, Russia	2,153	Manufacturing, distribution	All segments
Des Moines, Iowa	1,930	Manufacturing, distribution	All segments
Quincy, Illinois	1,205	Manufacturing, distribution	All segments
Freeport, Illinois	1,202	Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	7,450	664	Manufacturing, distribution	All segments
Europe, the Middle East, Africa	4,022	85	Manufacturing, distribution	All segments
Latin America	2,970	248	Manufacturing, distribution	All segments
Asia	315	301	Manufacturing, distribution	All segments
Others	—	146	Manufacturing, distribution	All segments

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.

ITEM 3 – LEGAL PROCEEDINGS

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 20 of the Notes to Consolidated Financial Statements for further discussion.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 20, 2024, there were approximately 261 holders of record of Titan common stock.  On June 11, 2020, the Board of Directors unanimously approved the suspension of the Company’s quarterly common stock dividend until further notice.

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2023, of a $100 investment made on December 31, 2018, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Exchange Act.

	Fiscal Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Titan International, Inc.	$100.00	$78.42	$105.70	$238.37	$333.20	$323.63
S&P 500 Index	100.00	128.88	149.83	190.13	153.16	190.27
S&P 600 Agricultural & Farm Machinery Index	100.00	95.64	128.10	172.18	198.56	181.70

Issuer Purchases of Equity Securities

The following table is a summary of stock repurchases for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2) (in thousands)
October 1, 2023 to October 31, 2023	298,923	$13.00	298,923	$27,040
November 1, 2023 to November 30, 2023	475,000	$12.93	475,000	$20,882
December 1, 2023 to December 31, 2023	250,000	$13.81	250,000	$17,421
Total	1,023,923		1,023,923

(1) On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of December 31, 2023, $17.4 million remains available for future share repurchases under the program. All shares in the table were purchased under the publicly announced repurchase program.

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

The Company maintains operations in Russia and any such economic sanctions may result in an adverse effect on its Russian operations. The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 7% of consolidated assets of Titan as of both December 31, 2023 and December 31, 2022. The Russian operations represent approximately 6% of consolidated global sales for both the years ended December 31, 2023 and December 31, 2022.

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

The potential impact of bans, sanction programs, and boycotts on our business is uncertain at the current time due to the fluid nature of the military conflict as it is unfolding. The potential impacts include supply chain and logistics disruptions, financial impacts including disruptions to the execution of banking transactions with certain Russian financial institutions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy, loss of operational control and/or assets, heightened cybersecurity threats and other restrictions. The military conflict between Russia and Ukraine has not had a significant impact on global operations and the Company continues to monitor the potential impacts on the business.

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

During the second quarter of 2023, one of the Company’s Brazilian subsidiaries received a notice that they had prevailed on an additional legal claim in regards to the non-income (indirect) taxes credits that had been granted in a prior year ruling. The most recent ruling exempted from taxes, the interest benefit on the indirect tax credits granted in prior year. For the year ended December 31, 2023, the Company recorded indirect tax credits of $0.5 million within other income in the consolidated statements of operations. The Company also recorded a $2.6 million benefit within the provision for income taxes in the consolidated statements of operations for the year ended December 31, 2023.

During the second and third quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for two of its Brazilian subsidiaries. For the year ended December 31, 2022, the Company recorded $32.0 million, within other income in the consolidated statements of operations. The Company also recorded $16.1 million of income tax expense associated with the recognition of these indirect tax credits for the year ended December 31, 2022. Of the $16.1 million income tax expense recorded, $9.4 million was recorded locally in Brazil, while the remaining $6.7 million was recorded to the US in accordance with the global intangible low-taxed income (GILTI) income tax requirements (refer to Note 17 to the consolidated financial statements). The Company fully utilized the credits against future PIS/COFINS and income tax obligations by the end of 2023.

BUSINESS
For a description of the Company’s business and segments see Part 1, Item 1 of this Form 10-K.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices continued to remain at historically high levels during 2023. Population growth, farmer income levels and the replacement of an aging large equipment fleet are market conditions which are anticipated to support continued demand for our products in the mid to long term time horizon. The agricultural market is experiencing a slowdown in customer demand in the near term, however, the underlying market conditions mentioned previously provide support for the mid to long term demand for our products. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, interest rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country specific GDP and the need for infrastructure developments. The earthmoving/construction markets are experiencing some slowdown in OEM demand however, we expect the markets to stabilize over the mid to long term given the levels of mining capital budgets and forecasted GDP growth. Mineral commodity prices are at relatively high levels, which also supports the forecasted mid to long term growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include light truck tires, turf equipment, specialty products, including custom mixing of rubber stock, and train brakes. Some aspects of the markets are experiencing slowdown, most notably in Latin America, due to softness in the Brazilian economy. There are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment pace of growth can vary from period to period and is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

SUMMARY OF RESULTS OF OPERATIONS

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	83.2	83.4
Gross profit	16.8	16.6
Selling, general and administrative expenses	7.4	6.1
Research and development	0.7	0.5
Royalty expense	0.5	0.5
Income from operations	8.2	9.5
Interest expense	(1.0)	(1.4)
Foreign exchange (loss) gain	(1.3)	—
Other income	0.1	1.2
Income before income taxes	6.0	9.3
Income tax provision	1.4	1.1
Net income	4.6%	8.2%
Net income attributable to noncontrolling interests	0.3	0.1
Net income attributable to Titan	4.3%	8.1%

In addition, the following table sets forth components of the Company’s net sales classified by segment:

(amounts in thousands)	2023	2022	2021
Agricultural	$980,537	$1,192,239	$949,400
Earthmoving/construction	687,758	807,356	693,350
Consumer	153,505	169,785	137,465
Total	$1,821,800	$2,169,380	$1,780,215

FISCAL YEAR ENDED DECEMBER 31, 2023, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2022

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2023, compared to 2022 (amounts in thousands):

	2023	2022	% Increase (Decrease)
Net sales	$1,821,800	$2,169,380	(16.0)%
Cost of sales	1,515,951	1,808,670	(16.2)%
Gross profit	305,849	360,710	(15.2)%
Gross profit %	16.8%	16.6%	1.2%
Selling, general and administrative expenses	134,938	132,792	1.6%
Research and development expenses	12,539	10,404	20.5%
Royalty expense	9,645	11,712	(17.6)%
Income from operations	$148,727	$205,802	(27.7)%

Net Sales
Net sales for the year ended December 31, 2023 were $1.82 billion, compared to $2.17 billion for the year ended December 31, 2022. Net sales change was across all segments and primarily driven by sales volume decrease caused by elevated inventory levels at our customers in the Americas, particularly OEM customers, lower levels of end customer demand in small agricultural equipment, and economic softness in Brazil. It was also impacted by negative price/mix which was primarily due to lower raw material and other input costs, most notably steel, and unfavorable foreign currency translation of 1.7% or $37.8 million. Additionally, the Company sold its Australian wheel business in the first quarter of 2022 which resulted in a reduction of net sales by 0.5% or $10.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Cost of Sales and Gross Profit
Cost of sales was $1.52 billion for the year ended December 31, 2023, compared to $1.81 billion for 2022. The decrease in cost of sales was driven by the impact of decreases in sales volume. Gross profit for 2023 was $305.8 million, or 16.8% of net sales, compared to $360.7 million, or 16.6% of net sales, for 2022. The change in gross profit was driven by the impact of decreases in net sales, as described previously. The increase in gross margin was due to lower production input costs and productivity initiatives continuing to be executed across global production facilities.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2023, were $134.9 million, or 7.4% of net sales, up 1.6%, compared to $132.8 million, or 6.1% of net sales, for 2022.  The increase in SG&A was primarily due to general inflationary cost impacts, including personnel related costs.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2023, were $12.5 million, or 0.7% of net sales, compared to $10.4 million, or 0.5% of net sales, for 2022. R&D spending reflects continued initiatives to improve product designs and an ongoing focus on quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Royalty expenses for the year ended December 31, 2023 were $9.6 million compared to $11.7 million for 2022. The change in royalty expenses was due to the decrease in sales resulting in a decrease in the amount of royalty expense incurred.

Income from Operations
Income from operations for the year ended December 31, 2023 was $148.7 million, or 8.2% of net sales, compared to income of $205.8 million, or 9.5% of net sales, for 2022.  The change in income was primarily due to lower net sales and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense for 2023 and 2022 was $18.8 million and $29.8 million, respectively. Interest expense decreased due to the reduced borrowing under the Company's global credit facilities, and increased interest income associated with short-term financial investments in Latin America and the United States.

Foreign Exchange Loss (Gain)
Foreign currency loss was $22.8 million for the year ended December 31, 2023, compared to a gain of $0.9 million for the year ended December 31, 2022. The foreign exchange loss experienced for the year ended December 31, 2023 is primarily the result of an unfavorable impact of the movement of exchange rates in certain geographies in which we conduct business, particularly in Argentina and Turkey (refer to Note 1 to the consolidated financial statements).

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

Other Income
Other income was $2.6 million for the year ended December 31, 2023, compared to other income of $25.4 million for 2022, a decrease of $22.8 million. The change was primarily attributable to other income in 2022 that did not occur in
2023 related to $32.0 million in indirect tax credits in Brazil and a loss of $10.9 million on sale of the Australian wheel business.

Provision for Income Taxes
The Company recorded tax expense for income taxes of $26.0 million and $23.2 million for the years ended December 31, 2023 and 2022, respectively. The Company's effective tax rate was 23.7% in 2023 and 11.4% in 2022. The change in the Company's effective tax rate is due to the impact from the federal and state valuation allowance release in 2022.

The Company’s 2023 and 2022 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain foreign jurisdictions, and certain permanent foreign inclusion items on the domestic provision. For 2022, income tax rate was favorably impacted by benefits from a valuation allowance release, which resulted in a tax benefit of $47.4 million.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. Titan does not anticipate being materially impacted by the Corporate Alternative Minimum Tax and has not recorded a liability in its financial statements for it.

Net Income and Income per Share
Net income for the year ended December 31, 2023, was $83.7 million, compared to net income of $179.2 million for 2022. Basic earnings per share was $1.26 for the year ended December 31, 2023, compared to $2.80 for 2022. Diluted earnings per share was $1.25 for the year ended December 31, 2023, compared to $2.77 for 2022. The Company's net income and income per share changes were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2023	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$980,537	$687,758	$153,505	$—	$1,821,800
Gross profit	163,026	110,690	32,133	—	305,849
Profit margin	16.6%	16.1%	20.9%	—%	16.8%
Income (loss) from operations	100,642	55,122	22,380	(29,417)	148,727
2022
Net sales	$1,192,239	$807,356	$169,785	$—	$2,169,380
Gross profit	193,585	135,788	31,337	—	360,710
Profit margin	16.2%	16.8%	18.5%	—%	16.6%
Income (loss) from operations	130,474	79,810	22,843	(27,325)	205,802

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2023	2022	% Increase (Decrease)
Net sales	$980,537	$1,192,239	(17.8)%
Gross profit	163,026	193,585	(15.8)%
Profit margin	16.6%	16.2%	2.5%
Income from operations	100,642	130,474	(22.9)%

Net sales in the agricultural market were $980.5 million for the year ended December 31, 2023, compared to $1,192.2 million for 2022. The net sales change was primarily due to lower sales volume in North and South America which was caused by actions taken by customers to reduce elevated inventory levels, most notably OEM customers, overall softness in demand for small agricultural equipment, and decline in Brazilian economic activity. The change in net sales was also impacted by negative price/product mix associated with lower steel prices, an unfavorable impact of foreign currency translation of 3.2%, and the effects of the disposed Australian business of 0.3%.

Gross profit in the agricultural market was $163.0 million, or 16.6% of net sales, for 2023, compared to $193.6 million, or 16.2% of net sales, for 2022. The change in gross profit was due to lower sales volume. The increase in profit margin was due to the measures taken to improve financial performance, along with lower raw material and other input costs, which have helped offset the impact of lower fixed cost leverage.

Income from operations in the agricultural market was $100.6 million for the year ended December 31, 2023, compared to $130.5 million for 2022. The overall change in income from operations was attributable to lower gross profit from a decrease in net sales.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2023	2022	% Decrease
Net sales	$687,758	$807,356	(14.8)%
Gross profit	110,690	135,788	(18.5)%
Profit margin	16.1%	16.8%	(4.2)%
Income from operations	55,122	79,810	(30.9)%

The Company's earthmoving/construction market net sales were $687.8 million for the year ended December 31, 2023, compared to $807.4 million for the year ended December 31, 2022. The change in earthmoving/construction sales was primarily due to decreased volume in the Americas and the undercarriage business which was caused by elevated customer inventory levels and a slowdown at construction OEM customers. In addition, the net sales change was impacted by negative price/mix from lower raw material and other input costs, and the effects of the disposed Australian business of 0.8%. The change in net sales was partially offset by favorable impact of foreign currency translation of 0.3%,

Gross profit in the earthmoving/construction market was $110.7 million, or 16.1% of net sales, for the year ended December 31, 2023, compared to $135.8 million, or 16.8% of net sales, for the year ended December 31, 2022. The changes in gross profit and margin were primarily due to the lower sales volume, which also resulted in lower fixed cost leverage primarily in the Americas.

The Company's earthmoving/construction segment income from operations was $55.1 million for the year ended December 31, 2023, as compared to income of $79.8 million for 2022. The change was due to the decrease in sales volume and lower profitability.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2023	2022	% Increase (Decrease)
Net sales	$153,505	$169,785	(9.6)%
Gross profit	32,133	31,337	2.5%
Profit margin	20.9%	18.5%	13.0%
Income from operations	22,380	22,843	(2.0)%

Consumer market net sales were $153.5 million for the year ended December 31, 2023, compared to $169.8 million for 2022. The change was due to lower sales volumes, mainly in Latin America for light utility truck tires, where demand was lower from the softer economic conditions in the region, and elevated customer inventory levels. In addition, net sales were unfavorably impacted by negative price/product mix from lower raw material and other input costs, and foreign currency translation of 0.8%.

Gross profit from the consumer market was $32.1 million for 2023, or 20.9% of net sales, compared to $31.3 million, or 18.5% of net sales, for 2022. The increases in gross profit and margin were primarily due to positive product mix impact and lower raw material and other input costs, mainly in the undercarriage and the North American wheel operations.

Consumer segment income from operations was $22.4 million for the year ended December 31, 2023, compared to $22.8 million for 2022. The change was due to an increase in SG&A cost allocations to the consumer segment within the North American tire operations as compared to the prior year.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses of approximately $29.4 million and $27.3 million for the year ended December 31, 2023 and 2022, respectively. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The year-over-year change was related to the increase in certain SG&A expenses primarily associated with legal costs.

FISCAL YEAR ENDED DECEMBER 31, 2022, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2021

The comparison of the 2022 results to 2021 has been omitted from this Form 10-K and can be found in the Company's Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 27, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2023, the Company had $220.3 million of cash, an increase of $60.7 million from December 31, 2022, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2023	2022	Change
Net income	$83,706	$179,186	$(95,480)
Depreciation and amortization	42,434	42,747	(313)
Loss on sale of the Australian wheel business	—	10,890	(10,890)
Deferred income tax benefit	(2,081)	(23,385)	21,304
Income on indirect taxes	(3,096)	(32,043)	28,947
Accounts receivable	42,871	(27,201)	70,072
Inventories	31,635	(19,598)	51,233
Prepaid and other current assets	17,596	11,366	6,230
Accounts payable	(62,725)	(7,754)	(54,971)
Other current liabilities	872	18,888	(18,016)
Other liabilities	2,039	516	1,523
Other operating activities	26,099	7,066	19,033
Net cash provided by operating activities	$179,350	$160,678	$18,672

For the year ended December 31, 2023, operating activities provided cash of $179.4 million, driven by the net income of $83.7 million, and decreases in working capital components of $30.2 million. Included in net income of $83.7 million were non-cash items for depreciation and amortization of $42.4 million.

Cash provided by operating activities increased by $18.7 million when comparing the year ended December 31, 2023 to 2022. This increase was primarily due to focused working capital management centered on collections of accounts receivable and inventory management, resulting in improvements of $70.1 million and $51.2 million, respectively. The increase was partially offset by the changes in accounts payable and other current liabilities by $55.0 million and $18.0 million, respectively.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2023	2022
Days sales outstanding	51	48
Days inventory outstanding	104	86
Days payable outstanding	(57)	(57)
Cash conversion cycle	98	77

Cash conversion cycle increased by 21 days during 2023 from 2022, which was primarily due to the decreases in net sales in a short period of time, and cost of sales for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. Inventory management is critical for the business in preparation for the future periods to supply customers efficiently, which was the driver of increased days in inventory at the end of December 31, 2023.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2023	2022	Change
Capital expenditures	$(60,799)	$(46,974)	$(13,825)
Proceeds from sale of investments	2,085	9,293	(7,208)
Other investing activities	1,791	930	861
Cash used for investing activities	$(56,923)	$(36,751)	$(20,172)
Net cash used for investing activities was $56.9 million in 2023, compared to cash used for investing activities of $36.8 million in 2022. The Company invested a total of $60.8 million in capital expenditures in 2023, compared to $47.0 million in 2022. Capital expenditures represent plant equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2023 increased as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive plant efficiency and labor productivity gains. Cash provided by investing activities includes $2.1 million in proceeds from the sale of investments in 2023, and $9.3 million from the proceeds of the sale of the Australian wheel business in 2022.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2023	2022	Change
Proceeds from borrowings	$6,666	$88,940	$(82,274)
Payment on debt	(27,608)	(124,739)	97,131
Repurchase of common stock	(32,579)	(25,000)	(7,579)
Other financing activities	(2,495)	(511)	(1,984)
Cash used for financing activities	$(56,016)	$(61,310)	$5,294
Net cash used for financing activities was $56.0 million in 2023. Payment on debt of $27.6 million and repurchase of common stock of $32.6 million were offset partially by proceeds from borrowings of $6.7 million. In 2022, the Company borrowed on the domestic revolving credit facility during the first quarter to facilitate the repurchasing of the Company's common stock from RDIF, and subsequently repaid the borrowing during the second quarter as cash flow improved.

Debt Restrictions
The Company’s revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions which include:
•When remaining availability under the credit facility is less than 10% of the total commitment under the credit facility ($12.5 million as of December 31, 2023), the Company is required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limitations on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at December 31, 2023.

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

Summarized Balance Sheets:

(Amounts in thousands)
December 31, 2023
Assets
Current assets	$93,339
Property, plant, and equipment, net	88,739
Intercompany accounts, non-guarantor subsidiaries	486,860
Other long-term assets	72,678
Liabilities
Current liabilities	83,198
Long-term debt	396,277
Other long-term liabilities	4,626

Summarized Statement of Operations:

(Amounts in thousands)	Year ended
December 31, 2023
Net sales	$776,916
Gross profit	107,429
Income from operations	40,031
Net income	18,379

LIQUIDITY OUTLOOK
The Company does not anticipate significant liquidity constraints during the foreseeable future. At December 31, 2023, the Company had $220.3 million of cash and cash equivalents. Titan's availability under this credit facility may be less than
$125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $96.2 million at December 31, 2023. With outstanding letters of credit totaling $6.2 million the net amount available for borrowing under the credit facility totaled $90.0 million at December 31, 2023. The cash and cash equivalents balance of $220.3 million includes $186.1 million held in foreign countries.

Capital expenditures for 2024 are forecasted to be approximately $55 million to $60 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to be approximately $30 million in 2024, based on the Company's year-end 2023 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $28 million (paid in April and October) for the 7.00% senior secured notes.

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

Management considers both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. Management gives operating results during the most recent three-year period a significant weight in our analysis. Management considers whether positive cumulative operating results exist in the most recent three-year period. Management performs scheduling exercises as needed to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. Management also considers prudent tax planning strategies (including an assessment of their feasibility) to accelerate taxable income if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized. See Note 17 to the consolidated financial statements for additional information on the composition of valuation allowances.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see Note 18 of the Notes to Consolidated Financial Statements for additional information.
The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2023		2024
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(2,524)/$2,698	$2,432/$(2,601)	$2/$3
Expected return on assets	+/-5			$(395)/$398
(a)Projected benefit obligation (PBO) for pension plans.

MARKET RISK

Foreign Currency Risk
The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company's various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange derivative contracts to mitigate the currency risk. The Company is exposed to fluctuations in the Brazilian real, British pound, Euro, Russian ruble, Argentinian pesos, Turkish Lira and other global currencies. A hypothetical adverse change of 10% in foreign currency exchange rates would have reduced foreign currency-denominated net assets and stockholders' equity by approximately $17.0 million at December 31, 2023.

Commodity Price Risk
The Company does not generally enter into long-term commodity pricing contracts to hedge its exposures to commodity market price fluctuations.  Periodically, the Company does enter into derivative commodity instruments to hedge the exposure to fluctuations in steel prices in North America. The Company is exposed to price fluctuations of its key commodities, which consist primarily of steel, natural rubber, synthetic rubber, and carbon black. The Company attempts to pass on certain material price increases and decreases to its customers, depending on market conditions.

Interest Rate Risk
The Company is exposed to interest rate risk on its variable debt. The Company has a $125 million credit facility that has a variable interest rate.  As of December 31, 2023, the amount available under the credit facility was $90.0 million.  If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $0.9 million.  At December 31, 2023, there were no borrowings under the credit facility.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7 of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 15 of this report, “Exhibits and Financial Statement Schedules.”

ITEM 9– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in Titan's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Fourth Quarter

During the fiscal quarter ending December 31, 2023, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Information required by this item regarding the Company’s directors is incorporated herein by reference to the Company’s 2024 Proxy Statement under the captions “Proposal #1 - Election of Directors,” “Committees of the Board of Directors; Meetings” and “Corporate Governance.”

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

Paul G. Reitz, 51, joined the Company in July 2010 as Chief Financial Officer.  Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

David A. Martin, 56, joined the Company in June 2018 as Chief Financial Officer. Prior to joining Titan, Mr. Martin served from 1993 to 2018 in various roles at Aegion Corporation, a global technology/service provider maintaining, protecting and strengthening infrastructure, primarily pipelines, that was listed on the NASDAQ Global Select Market. Mr. Martin’s roles included Chief Financial Officer from 2007 to November 2017.

Michael G. Troyanovich, 66, joined the Company in August 2011 as Assistant General Counsel. Mr. Troyanovich was appointed Secretary in December 2012, and General Counsel in June 2013.

Tony C. Eheli, 46, joined the Company in March 2021 as Vice President and Chief Accounting Officer. Prior to joining Titan, Mr. Eheli served from 2011 to 2021 in various roles at Danaher Corporation, including as a Global Director of Financial Planning and Analysis and as a Global Corporate Controller of two separate divisions of Danaher.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated herein by reference to the Company’s 2024 Proxy Statement under the caption “Compensation of Executive Officers.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership is incorporated herein by reference to the Company’s 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item regarding relationships and related party transactions is incorporated herein by reference to the Company’s 2024 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item regarding audit fees and services is incorporated by reference herein to the Company’s 2024 Proxy Statement under the caption “Audit and Other Fees.”

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

10.12 (n)	Second Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of May 17, 2019
10.13 (o)	Third Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of February 25, 2021
10.14 (p)	Fifth Amendment to Credit and Security Agreement with agent BMO Harris Bank N. A. dated as of October 28, 2021
10.15 (q)	Stock Purchase Agreement dated as of February 1, 2022 by and among Titan International, Inc., RDIF Investment Management-28 LLL, Co-Investment Partnership I L.P., and Co-Investment Partnership II C.V.
10.16 (r)***	Global Long-Term Agreement dated June 1, 2022 between Titan International, Inc. and Deere & Company.
21*	Subsidiaries of the Registrant
22*	List of Subsidiary Guarantors
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Compensation Recovery Policy
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(b)Incorporated by reference to the same numbered exhibit contained in the Company’s Current Report on Form 8-K filed on April 22, 2021 (No. 1-12936).
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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 29, 2024	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2024.

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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The consolidated financial statements as of December 31, 2023 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets - Italy
As described in Note 17 to the consolidated financial statements, deferred tax assets are reduced by a valuation allowance if in management’s judgement it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Once established, the valuation allowance is released when, based on the evaluation of positive and negative evidence, management concludes that related deferred tax assets are more likely than not to be realized. During the year ended December 31, 2023, management concluded that negative evidence outweighed the positive evidence regarding a potential release of its valuation allowance related to the Company’s deferred tax assets in Italy.

The principal considerations for our determination that the realizability of Italian deferred tax assets is a critical audit matter are (i) the significant judgement by management when determining the realizability of deferred tax assets (ii) the high degree of auditor judgement and subjectivity in performing procedures and evaluating audit evidence related to management’s assessment of the realization of deferred tax assets.

The following are the primary procedures we performed to address this critical audit matter.
•We tested forecasted revenues and profitability used to evaluate the unrealizability of deferred tax assets by assessing the reasonableness of management’s forecast compared to historical results and forecasted industry trends.
•We evaluated the historical three-year cumulative income analysis used to determine the unrealizability of deferred tax assets.
•We evaluated the positive and negative evidence available to support management’s assessment of the unrealizability of the deferred tax assets.
•We utilized individuals with specialized skill and knowledge in income taxes to assist in the evaluation of positive and negative evidence, the analysis of the deferred tax assets and conclusions reached.

•We evaluated the applicable disclosures related to the valuation allowance.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2012.

Southfield, Michigan
February 29, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Southfield, Michigan
February 29, 2024

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Net sales	$1,821,800	$2,169,380	$1,780,215
Cost of sales	1,515,951	1,808,670	1,542,673
Gross profit	305,849	360,710	237,542
Selling, general and administrative expenses	134,938	132,792	131,772
Research and development expenses	12,539	10,404	10,104
Royalty expense	9,645	11,712	10,491
Income from operations	148,727	205,802	85,175
Interest expense, net	(18,785)	(29,796)	(32,221)
Loss on senior note repurchase	—	—	(16,020)
Foreign exchange (loss) gain	(22,822)	927	12,020
Other income	2,628	25,420	2,086
Income before income taxes	109,748	202,353	51,040
Provision for income taxes	26,042	23,167	1,149
Net income	83,706	179,186	49,891
Net income attributable to noncontrolling interests	4,946	2,884	305
Net income attributable to Titan and applicable to common shareholders	$78,760	$176,302	$49,586

Earnings per common share:
Basic	$1.26	$2.80	$.80
Diluted	$1.25	$2.77	$.79
Average common shares and equivalents outstanding:
Basic	62,452	63,040	62,100
Diluted	62,961	63,691	62,685

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2023	2022	2021
Net income	$83,706	$179,186	$49,891
Derivative (loss) gain	(484)	1,263	374
Currency translation adjustment, net	22,267	(6,507)	(42,338)
Pension liability adjustments, net of tax of $(2,663), $(383), and $39, respectively	6,939	1,115	12,308
Comprehensive income	112,428	175,057	20,235
Net comprehensive income (loss) attributable to noncontrolling interests	956	4,030	(125)
Comprehensive income attributable to Titan	$111,472	$171,027	$20,360

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$220,251	$159,577
Accounts receivable, net	219,145	266,758
Inventories	365,156	397,223
Prepaid and other current assets	72,229	86,070
Total current assets	876,781	909,628
Property, plant and equipment, net	321,694	296,605
Operating lease assets	11,955	8,932
Deferred income taxes	38,033	38,736
Other long-term assets	40,782	30,729
Total assets	$1,289,245	$1,284,630

Liabilities
Current liabilities
Short-term debt	$16,913	$30,857
Accounts payable	201,201	263,376
Other current liabilities	154,261	151,928
Total current liabilities	372,375	446,161
Long-term debt	409,178	414,761
Deferred income taxes	2,234	3,425
Other long-term liabilities	38,043	37,145
Total liabilities	821,830	901,492

Commitments and contingencies: Notes 9, 20, 21 and 22

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 66,525,269 issued at December 2023 and 66,525,269 at December 2022)	—	—
Additional paid-in capital	569,065	565,546
Retained earnings	169,623	90,863
Treasury stock (at cost, 5,809,414 shares at December 2023 and 3,681,308 shares at December 2022)	(52,585)	(23,418)
Accumulated other comprehensive loss	(219,043)	(251,755)
Total Titan stockholders’ equity	467,060	381,236
Noncontrolling interests	355	1,902
Total equity	467,415	383,138
Total liabilities and equity	$1,289,245	$1,284,630

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2021	61,376,981	$—	$532,742	$(135,025)	$(1,199)	$(217,254)	$179,264	$(2,999)	$176,265
Net income				49,586			49,586	305	49,891
Currency translation adjustment, net of tax						(41,908)	(41,908)	(430)	(42,338)
Pension liability adjustments, net of tax						12,308	12,308		12,308
Derivative gain						374	374		374
Stock-based compensation	827,277		3,363		78		3,441		3,441
Issuance of common stock under 401(k) plan	175,267		1,235				1,235		1,235
VIE deconsolidation and distributions							—	996	996
RDIF settlement	4,032,259		25,000				25,000		25,000
Balance December 31, 2021	66,411,784	$—	$562,340	$(85,439)	$(1,121)	$(246,480)	$229,300	$(2,128)	$227,172
Net income				176,302			176,302	2,884	179,186
Currency translation adjustment, net of tax						(7,653)	(7,653)	1,146	(6,507)
Pension liability adjustments, net of tax						1,115	1,115		1,115
Derivative gain						1,263	1,263		1,263
Stock-based compensation	339,791		2,151		2,131		4,282		4,282
Issuance of common stock and treasury stock under 401(k) plan	124,645		1,055		572		1,627		1,627
Common stock repurchase	(4,032,259)				(25,000)		(25,000)		(25,000)
Balance December 31, 2022	62,843,961	$—	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income				78,760			78,760	4,946	83,706
Currency translation adjustment, net of tax						26,257	26,257	(3,990)	22,267
Pension liability adjustments, net of tax						6,939	6,939		6,939
Derivative loss						(484)	(484)		(484)
Stock-based compensation	381,241		2,819		2,416		5,235		5,235
Issuance of treasury stock under 401(k) plan	144,439		780		996		1,776		1,776
Common stock repurchase	(2,653,786)				(32,579)		(32,579)		(32,579)
Sale of investment							—	(2,135)	(2,135)
Acquisition of additional non-controlling interest			(80)				(80)	(368)	(448)
Balance December 31, 2023	60,715,855	$—	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2023	2022	2021
Net income	$83,706	$179,186	$49,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,434	42,747	47,991
Loss on sale of the Australian wheel business	—	10,890	—
Loss on senior note repurchase	—	—	16,020
Deferred income tax provision (benefit)	(2,081)	(23,385)	(14,180)
Income on indirect taxes	(3,096)	(32,043)	—
Gain on fixed asset and investment sale	(644)	(216)	(569)
Stock-based compensation	5,235	4,282	3,441
Issuance of stock under 401(k) plan	1,776	1,627	1,235
Foreign currency loss (gain)	19,734	2,661	(8,930)
(Increase) decrease in assets:
Accounts receivable	42,871	(27,201)	(74,736)
Inventories	31,635	(19,598)	(112,850)
Prepaid and other current assets	17,596	11,366	(15,671)
Other assets	(2)	(1,288)	(5,298)
Increase (decrease) in liabilities:
Accounts payable	(62,725)	(7,754)	121,189
Other current liabilities	872	18,888	14,781
Other liabilities	2,039	516	(11,588)
Net cash provided by operating activities	179,350	160,678	10,726
Cash flows from investing activities:
Capital expenditures	(60,799)	(46,974)	(38,802)
Proceeds from sale of investments	2,085	9,293	—
Other investing activities	1,791	930	1,203
Net cash used for investing activities	(56,923)	(36,751)	(37,599)
Cash flows from financing activities:
Proceeds from borrowings	6,666	88,940	497,149
Repurchase of senior secured notes	—	—	(413,000)
Payment on debt	(27,608)	(124,739)	(69,182)
Repurchase of common stock	(32,579)	(25,000)	—
Other financing activities	(2,495)	(511)	(1,021)
Net cash (used for) provided by financing activities	(56,016)	(61,310)	13,946
Effect of exchange rate changes on cash	(5,737)	(1,148)	(6,396)
Net increase (decrease) in cash and cash equivalents	60,674	61,469	(19,323)
Cash and cash equivalents, beginning of year	159,577	98,108	117,431
Cash and cash equivalents, end of year	$220,251	$159,577	$98,108

Supplemental information:
Interest paid	$30,269	$31,604	$34,578
Income taxes paid, net of refunds received	$21,801	$24,105	$16,263

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

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $186.1 million and $132.8 million of cash in foreign bank accounts at December 31, 2023 and 2022, respectively. The Company's cash in its foreign bank accounts is not fully insured.

Accounts receivable and allowance for credit loss
The Company carries its accounts receivable at their face amounts less an allowance for credit loss. An allowance for credit loss is recorded based upon the best estimate of credit losses in accounts receivable. In order to monitor credit risks associated with our customer base, credit worthiness of our existing customer base is reviewed on a periodic basis. At the end of each reporting period, the allowance for credit loss is reviewed relative to management's collectability assessment and adjusted if deemed necessary. The factors considered in this review include known bad debt risks and past loss history. Actual collection experience may differ from the current estimate of net receivables.

Concentration of Credit Risk
Titan’s 10 largest customers accounted for 40% of net sales for the year ended December 31, 2023, and 43% of net sales for the year ended December 31, 2022.  Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 13% and 15% of the Company's consolidated net sales for the years ended December 31, 2023 and 2022, respectively. No other customer accounted for 10% or more of Titan's net sales in 2023 and 2022.

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

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.0% senior secured notes due 2028 (the senior secured notes due 2028) were carried at cost of $396.3 million at December 31, 2023. The fair value of the senior secured notes due 2028 at December 31, 2023, as obtained through an independent pricing source, was approximately $401.4 million.
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

The Company uses the cost method to account for investments in entities that are not consolidated or accounted for under the equity method. Under the cost method, investments are reported at cost in other long-term assets on the Consolidated Balance Sheets. The carrying value of these investments was $7.1 million and $6.9 million as of December 31, 2023, and December 31, 2022, respectively. The fair values of cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair values of the investments.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 7% of consolidated assets of Titan as of both December 31, 2023 and December 31, 2022. The Russian operations represent approximately 6% of consolidated global sales for both years ended December 31, 2023 and December 31, 2022. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Sale of Australian wheel business
On March 29, 2022, the Company entered into a definitive agreement (the Agreement) for the sale of its Australian wheel business, to OTR Tyres, a leading Australian tire, wheel and service provider. The closing date of the transaction was March 31, 2022. The Agreement contains customary representations, warranties and covenants for transactions of this type. The sale included gross proceeds and cash repatriated of approximately $17.5 million, and the assumption by OTR Tyres of all liabilities, including employee and lease obligations. Refer to footnote 16 for additional information on the loss on sale of the Australian wheel business.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Hyperinflation in Argentina and Turkey
In July 2018 and March 2022, the three-year cumulative rate of inflation for consumer prices and wholesale prices reached a level in excess of 100% for Argentina and Turkey, respectively. As a result, in accordance with ASC 830 Foreign Currency Matters, Argentina and Turkey were considered hyperinflationary economies and the Company applied the standard for the year ended December 31, 2023. The impacts of hyperinflation in Argentina and Turkey were not material in the prior periods since Argentina and Turkey became hyperinflationary economies.

In accordance with ASC 830, the Argentine and Turkish subsidiary's nonmonetary assets and liabilities, as well as related expenses such as depreciation, are remeasured into US dollars by applying the foreign exchange rate as of the date each respective entity became hyperinflationary. Monetary assets and liabilities are remeasured into US dollars using the current exchange rates as of December 31, 2023. Any resulting gains or losses on these monetary assets and liabilities are reported in net income within the consolidated statements of operations.

Upon the application of ASC 830 during the year ended December 31, 2023, the Company recognized a net monetary loss of $15.5 million recorded in foreign exchange (loss) gain in the consolidated statements of operations. Of the $15.5 million recorded, $7.3 million relates to the foreign exchange loss with the offset to accumulated other comprehensive income (loss) for the prior period's impact of the application of hyperinflation accounting in Argentina and Turkey. The Company recorded the prior period impact in the current year financial statements as the impact of this out of period adjustment, individually and in the aggregate, was not material to any previously reported quarterly or annual financial statements and is not material to the 2023 annual financial statements.

Revenue recognition
The Company derives revenues primarily from the sale of wheels, tires, tires/wheels assemblies, and undercarriage systems and components. The Company follows the five-step model to determine when to recognize revenue: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when the entity satisfies a performance obligation. In most arrangements within the Company, contracts with the customer are identified through the receipt of a purchase order, which also define the terms of the contract including the performance obligations or products to be sold, and specific transaction prices associated with the products. In some other arrangements, a master agreement exists that defines pertinent contract terms such as products and price. Purchase orders are then issued under the master agreement for specific quantities of products, which are fulfilled at the specified price at a given point in time. Generally, the Company’s performance obligations under the contracts are satisfied when there is transfer of control of the products to our customers, which is primarily upon shipment or, in certain instances, upon delivery of the products to the named customer location. The payment terms and conditions in our contracts vary and are customary within the geographies that we serve. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

Revenues are stated net of returns, discounts and allowances, which are determined based on historical experience. Customer discounts and allowances, consisting primarily of volume discounts and other short-term incentive programs, are recorded as a reduction of revenue at the time of sale because these allowances reflect a reduction in the transaction price.

Costs to obtain or fulfill a contract with a customer, such as sales commissions to agents and internal sales employees, are recognized as an expense when incurred since the amortization period would be one year or less.

Shipping and handling costs are included as a component of cost of sales. Revenue derived from shipping and handling costs billed to customers is included in sales.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $12.5 million, $10.4 million, and $10.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $3.3 million, $3.0 million and $2.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 8 for additional information.

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
Stock-based compensation
Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date. The Company granted 571,530, 552,992 and 438,195 restricted stock shares in 2023, 2022 and 2021, respectively. See Note 19 for additional information.

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

Supplier financing program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's Consolidated Balance Sheets and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's Consolidated Statements of Cash Flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's Consolidated Balance Sheet were $7.4 million at December 31, 2023, and $11.8 million at December 31, 2022.

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

New accounting pronouncements to be adopted in future periods
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. These requirements are not expected to have an impact on our financial statements, but will result in significantly expanded reportable segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements will impact our income tax disclosures.

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Accounts receivable	$224,485	$272,928
Allowance for credit losses	(5,340)	(6,170)
Accounts receivable, net	$219,145	$266,758

Accounts receivable are reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

3. INVENTORIES

Inventories at December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Raw material	$108,504	$128,170
Work-in-process	39,921	42,468
Finished goods	216,731	226,585
	$365,156	$397,223
Inventories are reduced by estimated provisions for slow-moving and obsolete inventory.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Value added tax and duty receivable, including tax credits	$15,255	$38,604
Factory supplies	24,472	22,553
Prepaid expense	20,783	19,062
Prepaid taxes	2,144	2,596
Deposits	1,338	1,388
Contract receivable	1,213	578
Other	7,024	1,289
	$72,229	$86,070

5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment at December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Land and improvements	$42,140	$40,330
Buildings and improvements	243,241	237,507
Machinery and equipment	628,975	588,857
Tools, dies, and molds	116,328	112,990
Construction-in-process	29,744	29,291
	1,060,428	1,008,975
Less accumulated depreciation	(738,734)	(712,370)
	$321,694	$296,605
Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years ended December 31, 2023, 2022 and 2021 totaled $41.0 million, $41.5 million, and $46.4 million, respectively.

6. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Net pension asset	$19,566	$11,241
Prepaid software	5,879	5,468
Investments in nonconsolidated affiliates	7,127	6,948
Manufacturing spares	2,089	1,683
Amortizable intangibles	1,387	1,610
Deferred financing costs	195	264
Other	4,539	3,515
	$40,782	$30,729

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Compensation and benefits	$47,543	$45,389
Warranty	21,710	19,914
Accrued insurance benefits	19,162	21,154
Customer rebates and deposits	15,490	16,279
Accrued other taxes	13,762	18,549
Operating lease current liabilities	5,021	3,850
Accrued interest	4,955	5,040
Foreign government grant (a)	4,509	1,888
Settlement of legal matter (b)	—	1,260
Other	22,109	18,605
	$154,261	$151,928

(a) For the year ended December 31, 2023, the Company received government subsidies associated with current year capital expenditure investments in technological and digital innovation in Europe. The amount of the government subsidy is used to offset existing payables to government in the future.

In addition, during August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant.

(b) The amount relates to a legal settlement between Tire Tire Corporation and Dico, Inc. executed on February 1, 2021 in the amount of $11.5 million, of which the final remaining amount of $1.3 million was paid on January 31, 2023. The Company paid $9.2 million and $1.6 million, including accrued interest, to the federal government on February 25, 2021 and February 1, 2022, respectively.

8. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2023	2022
Warranty liability, January 1	$19,914	$16,628
Provision for warranty liabilities	14,478	14,656
Warranty payments made	(12,682)	(11,370)
Warranty liability, December 31	$21,710	$19,914

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2023
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,723)	$396,277
Titan Europe credit facilities	22,568	—	22,568
Other debt	7,246	—	7,246
Total debt	429,814	(3,723)	426,091
Less amounts due within one year	16,913	—	16,913
Total long-term debt	$412,901	$(3,723)	$409,178

	December 31, 2022
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(4,599)	$395,401
Titan Europe credit facilities	37,362	—	37,362
Other debt	12,855	—	12,855
Total debt	450,217	(4,599)	445,618
Less amounts due within one year	30,857	—	30,857
Total long-term debt	$419,360	$(4,599)	$414,761

The weighted-average interest rates on total short-term borrowings, at December 31, 2023 and December 31, 2022, were approximately 6.8% for both years.
Aggregate maturities of total debt at December 31, 2023, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

2024	$16,956
2025	3,362
2026	3,607
2027	1,388
2028	400,613
Thereafter	3,888
$429,814

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

In connection with the issuance of the senior secured notes due 2028, the Company satisfied and discharged the indenture related to the 6.50% senior secured notes due 2023 (senior secured notes due 2023) by completing a call and redemption of all of its outstanding $400.0 million principal amount of the senior secured notes due 2023. In connection with this call and redemption in 2021, the Company recorded $16.0 million of expenses for the year ended December 31, 2021, which was included within the loss on senior note repurchase line item within the Consolidated Statements of Operations.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $22.6 million in aggregate principal amount at December 31, 2023. Maturity dates on this primarily unsecured debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Revolving credit facility
The Company has a $125 million revolving credit facility (credit facility) with agent BMO Harris Bank N.A. and other financial institutions party thereto. The credit facility is collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and is scheduled to mature on October 28, 2026. The credit facility can be expanded by up to $50 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility may be less than $125 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $96.2 million at December 31, 2023. With outstanding letters of credit totaling $6.2 million, the net amount available for borrowing under the credit facility totaled $90.0 million at December 31, 2023. There were no borrowings under the revolving credit facility at December 31, 2023.

Other Debt
The Company has a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 5% to 6.5%, which totaled $7.2 million at December 31, 2023. The maturity date on this loan is one year or less. The Company expects to negotiate an extension of the maturity date on this loan with the respective financial institution or repay, as needed.

10. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	2023	2022
Accrued pension liabilities	$12,795	$13,877
Foreign government grant (a)	12,383	11,797
Operating lease long-term liabilities	6,153	2,409
Income tax liabilities	35	43
Other	6,677	9,019
	$38,043	$37,145

(a) The amount relates to foreign government grant programs related to certain capital development projects in Italy and Spain. The grants were recorded as deferred income which will be amortized over the life of the capital development projects.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses financial derivatives to mitigate its exposure to volatility in foreign currency exchange rates. Periodically, the Company enters into derivative transactions to hedge against fluctuations in commodity prices in North America. These derivative financial instruments are recognized at their fair value. The fair value of the hedges is recorded on the balance sheet as either an asset or liability, depending on whether the value of the hedge is positive or negative. These derivatives are designated as cash flow hedges. Any changes in fair value are recognized in other comprehensive income (OCI) until the hedged item affects earnings. When the hedged item impacts earnings, the accumulated gains or losses in OCI are reclassified to the income statement in the same period or periods during which the hedged item affects earnings. The amount of unrealized gains and losses from cash flow hedges that are expected to be reclassified to earnings in the next twelve months, is not significant; therefore, additional disclosures are not presented.

For the year ended December 31, 2023, the Company recorded a derivative loss of $0.5 million related to the derivative contracts entered into during the year. For the year ended December 31, 2022 and 2021, the Company recorded a derivative gain of $1.3 million and $0.4 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2022	$(236,059)	$(39)	$(10,382)	$(246,480)
Currency translation adjustments	(7,653)	—	—	(7,653)
Reclassification adjustments:
Defined benefit pension plan adjustments, net of tax of $(383)	—	—	1,115	1,115
Derivative gain	—	1,263	—	1,263
Balance at December 31, 2022	(243,712)	1,224	(9,267)	(251,755)
Currency translation adjustments	26,257	—	—	26,257
Reclassification adjustments:
Defined benefit pension plan adjustments, net of tax of $(2,663)	—	—	6,939	6,939
Derivative loss	—	(484)	—	(484)
Balance at December 31, 2023	$(217,455)	$740	$(2,328)	$(219,043)

13. STOCKHOLDERS’ EQUITY

On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the “Share Repurchase Program”) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Under the Share Repurchase Program Titan repurchased 2,653,786 shares of its common stock totaling $32.6 million during 2023. As of December 31, 2023, $17.4 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

The Company and the Russian Direct Investment Fund (RDIF) own all of the equity interests in Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia. On February 11, 2019, the Company entered into a definitive agreement (the Agreement) with an affiliate of the RDIF relating to the put option included in the Voltyre-Prom Shareholders'
Agreement that was exercised by RDIF. In November 2021, Titan received regulatory approval for the issuance of restricted Titan common stock to RDIF. On December 17, 2021, the Company issued 4,032,259 shares of restricted Titan common stock to the RDIF equity holders subject to the Company's right to repurchase the shares for $25.0 million until February 12, 2022. On February 1, 2022, the Company entered into a Stock Purchase Agreement with the RDIF equity holders to buy back the restricted Titan common stock for the previously agreed amount of $25.0 million. The transaction was completed on February 1, 2022. Following the transaction, the Company and RDIF's ownership remained at 64.3% and 35.7%, respectively, of Voltyre-Prom.

14. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in one joint venture at the end of December 31, 2023 and two joint ventures at the end of December 31, 2022 for which Titan is the primary beneficiary. In November 2023, Titan sold its 50% ownership in a joint venture that operates distribution facilities in Canada. At December 31, 2023, Titan is a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. The Company’s variable interests in these joint ventures relate to sales of Titan products to these entities, consigned inventory, and working capital loans. As the primary beneficiary of these variable interest entities (VIEs), the VIEs’ assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The other equity holders’ interests are reflected in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Operations and “Noncontrolling interests” in the Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s Consolidated Balance Sheets at December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Cash and cash equivalents	$355	$1,729
Inventory	1,431	2,581
Other current assets	2,364	4,179
Property, plant, and equipment, net	2,477	4,657
Other non-current assets	222	465
Total assets	$6,849	$13,611

Current liabilities	1,117	2,077
Other long-term liabilities	869	1,062
Total liabilities	$1,986	$3,139

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are non-recourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds variable interests in certain VIEs that are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's Consolidated Balance Sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Investments	$7,127	$6,827
Total VIE assets	7,127	6,827
Accounts payable to the non-consolidated VIEs	3,578	3,936
Maximum exposure to loss	$10,705	$10,763

15. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. Royalty expenses recorded for the years ended December 31, 2023, 2022, and 2021, were $9.6 million, $11.7 million, and $10.5 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. OTHER INCOME

Other income consisted of the following for the years set forth below (amounts in thousands):

	2023	2022	2021
Income on indirect taxes (a)	$475	$32,043	$—
Loss on sale of Australia wheel business (b)	—	(10,890)	—
Proceeds from government grant (c)	319	1,324	—
Gain on legal settlement (d)	—	—	1,750
Equity investment income	1,158	859	806
Gain on sale of assets	246	216	257
Other income (expense)	430	1,868	(727)
	$2,628	$25,420	$2,086

(a) In May 2022 and September 2022, the Brazilian tax authorities approved indirect tax credits to be applied against future tax obligations. Refer to Footnote 17 for additional information.

(b) The loss on sale of the Australian wheel business is comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. Refer to Footnote 1 for additional information.

(c) For the year ended December 31, 2023, the Company received government subsidies associated with current year capital expenditure investments in technological and digital innovation in Europe, of which $0.3 million was recorded as other income.

In addition, during August 2014, the Company received approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant. The Company received proceeds of an additional $1.9 million from the grant for the year ended December 31, 2022, of which $1.3 million was recorded as other income to match to the historical depreciation recorded on the underlying assets. Refer to Footnote 7 for additional information.

(d) The gain on legal settlement relates to proceeds received from a steel supplier for the year ended December 31, 2021.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. INCOME TAXES

Income before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2023	2022	2021
Domestic	$20,809	$73,361	$(5,862)
Foreign	88,939	128,992	56,902
	$109,748	$202,353	$51,040

The income tax provision was as follows for the years set forth below (amounts in thousands):

	2023	2022	2021
Current
Federal	$(217)	$(55)	$(933)
State	1,341	1,897	(160)
Foreign	26,999	44,710	16,422
	28,123	46,552	15,329
Deferred
Federal	(2,513)	(14,953)	—
State	1,186	(10,959)	—
Foreign	(754)	2,527	(14,180)
	(2,081)	(23,385)	(14,180)
Income tax provision	$26,042	$23,167	$1,149

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income as a result of the following:

	2023	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Unrecognized tax positions	—	(0.3)	(1.1)
Foreign tax rate and income differential	9.6	11.7	13.0
Valuation allowance	(3.5)	(23.4)	(33.9)
State taxes, net	1.2	2.0	3.7
Nondeductible royalty	0.8	0.5	1.9
Federal Benefit of Notice 2023-55	(5.2)	—	—
Equity based compensation	—	(0.3)	(1.0)
Nondeductible interest	—	—	1.5
Other, net	(0.2)	0.2	(2.8)
Effective tax rate	23.7%	11.4%	2.3%

The effective tax rate for the year ended December 31, 2023, was 23.7% compared to 11.4% for the year ended December 31, 2022. The effective rate for 2023 was negatively affected by the impacts of foreign income and state income taxes, which resulted in a net $10.5 million and $1.3 million tax expense, respectively. For 2023, the rate was positively impacted by the release of Notice 2023-55, resulting in a federal benefit of $5.7 million. After giving consideration to these items, the effective tax rate for 2023 of 23.7% was higher than the 21% U.S. federal statutory rate.

In December 2021, the U.S. Treasury Department released final regulations concerning the U.S foreign tax credit. In November
2022, the U.S. Treasury Department and IRS released proposed regulations which provided additional guidance relating to the credits for foreign taxes. As a result, for 2022 the Company did not expect to receive a credit for Brazilian income taxes paid for U.S. tax purposes. This resulted in US tax associated with the Brazilian income, which led to a higher impact of foreign income in the rate for 2022. In July 2023, the IRS released Notice 2023-55. This notice generally allows a taxpayer that determined

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
foreign taxes were creditable prior to the 2022 FTC final regulations to continue to treat such foreign income taxes as creditable during 2022 and 2023. Thus, this notice allows Titan to continue to take the position Brazilian income taxes are creditable taxes for 2023. Furthermore, it allowed Titan to take the position on its 2022 tax return that the Brazilian income taxes are creditable, resulting in a $5.7 million federal benefit.

In jurisdictions where the Company operates, management continues to monitor the realizability of the deferred tax assets arising from losses in its cyclical business, taking into account multiple factors. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company continues to record a valuation allowance in several major jurisdictions, including various U.S. states, Italy, and Luxembourg as these amounts remain more likely than not that the deferred tax assets would not be utilized. The Company released a valuation allowance of $0.6 million and $53.3 million on the net deferred tax asset in 2023 and 2022, respectively. These amounts are primarily related to net operating losses generated from operations in these certain countries.

The Company is involved in various tax matters, for some of which the outcome is uncertain. The Company believes that it has adequate tax reserves to address these open tax matters acknowledging that the outcome and timing of these events are uncertain.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022, were as follows (amounts in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$115,336	$117,646
Inventory	8,492	7,001
Warranty	6,496	5,587
Employee benefits and related costs	8,130	8,394
Prepaid royalties	1,576	2,145
Interest limitation	17,851	16,361
Lease liability	4,390	3,951
Intangible assets	1,592	1,105
Other	15,322	14,045
Deferred tax assets	179,185	176,235
Deferred tax liabilities:
Fixed assets	(11,577)	(11,978)
Lease assets	(4,384)	(3,869)
Pension	(3,740)	(1,169)
Other	(4,150)	(2,851)
Deferred tax liabilities	(23,851)	(19,867)
Subtotal	155,334	156,368
Valuation allowance	(119,535)	(121,057)
Net deferred tax asset (liability)	$35,799	$35,311
As of December 31, 2023 and 2022, certain net tax loss carryforwards of $115.3 million and $117.6 million were available with $1.7 million expiring between 2023 and 2028 and $113.6 million expiring after 2028. At December 31, 2023, a valuation allowance of $119.5 million has been established. The net change in the valuation allowance was $(1.5) million and $(52.1) million for 2023 and 2022, respectively. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, and Luxembourg.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, the Company has $61.6 million of gross federal net operating loss carryforward, a portion of which expires starting in 2035 and a portion of which does not expire. Additionally, the Company has $290.7 million of gross state net operating losses and $356.5 million of gross foreign loss carryforwards.

The Company has not changed its indefinite reinvestment assertion during the year and has not accrued any potential incremental taxes which could be incurred if any foreign earnings are repatriated. The Company has not calculated the potential foreign withholding taxes as the Company does not expect to repatriate those earnings.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Brazil, and Italy. Open tax years for the U.S. are from 2020-2023, Brazil has open tax years from 2017-2023, and Italy has open tax years from 2017-2023.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. At December 31, 2023, 2022, and 2021, the unrecognized tax benefits were $0.0 million, $0.0 million, and $0.1 million, respectively. As of December 31, 2023, $0.0 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is possible that the Company’s gross unrecognized tax benefits balance will decrease by approximately $0.0 million within the next twelve months.

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2023	2022	2021
Balance at January 1	$30	$540	$1,012
Increases to tax positions taken during the current year	—	—	—
Increases to tax positions taken during the prior years	—	—	—
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statutes of limitations	(7)	(506)	(473)
Settlements	—	—	—
Foreign exchange	—	(4)	1
Balance at December 31	$23	$30	$540

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $0.0 million, $0.0 million, and $(0.2) million at December 31, 2023, 2022 and 2021, respectively. There were no accrued interest and penalties excluded at December 31, 2023, 2022, and 2021.

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

During the second quarter of 2023, one of the Company’s Brazilian subsidiaries received a notice that they had prevailed on an additional legal claim in regards to the non-income (indirect) taxes credits that had been granted in a prior year ruling. The most recent ruling exempted from taxes, the interest benefit on the indirect tax credits granted in prior year. For the year ended December 31, 2023, the Company recorded indirect tax credits of $0.5 million within other income in the consolidated statements of operations. The Company also recorded a $2.6 million benefit within the provision for income taxes in the consolidated statements of operations for the year ended December 31, 2023.

During the second and third quarter of 2022, the Company submitted the related supporting documentation and received the approval from the Brazilian tax authorities for two of its Brazilian subsidiaries. For the year ended December 31, 2022, the Company recorded $32.0 million within other income in the consolidated statements of operations. The Company also recorded $16.1 million of income tax expense associated with the recognition of these indirect tax credits for the year ended

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022. Of the $16.1 million income tax expense recorded, $9.4 million was recorded locally in Brazil, while the remaining $6.7 million was recorded to the US in accordance with the GILTI income tax requirements. The Company has fully utilized the credits against future PIS/COFINS and income tax obligations by the end of 2023.

18. EMPLOYEE BENEFIT PLANS

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

The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension plans as of December 31, 2023 and 2022 (amounts in thousands):

Change in benefit obligation:	2023	2022
Benefit obligation at beginning of year	$79,379	$106,587
Plan amendments	1,391	—
Service cost	606	590
Interest cost	4,331	2,872
Disposition of Australia benefit obligation	—	(853)
Actuarial gain	(632)	(19,991)
Benefits paid	(7,588)	(8,866)
Foreign currency translation	(279)	(960)
Benefit obligation at end of year	$77,208	$79,379
Change in plan assets:
Fair value of plan assets at beginning of year	$75,025	$97,007
Actual return on plan assets	14,558	(14,179)
Employer contributions	442	436
Benefits paid	(7,294)	(8,228)
Foreign currency translation	38	(11)
Fair value of plan assets at end of year	$82,769	$75,025
Funded (unfunded) status at end of year	$5,561	$(4,354)
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$19,566	$11,241
Current liabilities	(1,210)	(1,718)
Noncurrent liabilities	(12,795)	(13,877)
Net amount recognized in the Consolidated Balance Sheet	$5,561	$(4,354)

The pension benefit obligation included $63.7 million of pension benefit obligation for the three frozen plans in the U.S. and $13.5 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $82.0 million of plan assets for the three frozen plans in the U.S. and $0.8 million of plan assets for foreign plans.

Information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were (amounts in thousands):

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2023	2022
Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31,
Accumulated benefit obligation	$44,976	$45,225
Fair value of plan assets	$31,903	$30,558

Accumulated Benefit Obligation at December 31	$76,746	$78,853

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31,
Projected benefit obligation	$45,439	$45,751
Fair value of plan assets	$31,903	$30,558

Projected Benefit Obligation at December 31	$77,208	$79,379

Amounts recognized in accumulated other comprehensive loss:
	2023	2022
Unrecognized prior service cost	$634	$643
Unrecognized net loss	(11,480)	(21,091)
Deferred tax effect of unrecognized items	8,518	11,181
Net amount recognized in accumulated other comprehensive loss	$(2,328)	$(9,267)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2023	2022
Discount rate	5.2%	5.8%
Expected long-term return on plan assets	6.5%	6.5%

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2023, 2022, and 2021 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2023	2022	2021
Service cost	$606	$590	$655
Interest cost	4,331	2,872	2,880
Assumed return on assets	(4,669)	(6,071)	(6,024)
Amortization of unrecognized prior service cost	(114)	(85)	(95)
Amortization of net unrecognized loss	1,004	1,426	2,805
Net periodic pension cost (benefit)	$1,158	$(1,268)	$221

Service cost is recorded as cost of sales in the Consolidated Statement of Operations while all other components are recorded in other income.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Discount rate	5.8%	2.7%	1.4%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2023	2022	2023
U.S. equities (a)	57%	62%	40% - 80%
Fixed income	21%	23%	20% - 50%
Cash and cash equivalents	10%	8%	0% - 20%
International equities (a)	12%	7%	0% - 16%
	100%	100%

(a) Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.
The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$8,186	$8,186	$—	$—
Common stock	27,658	27,658	—	—
Bonds and securities	10,302	10,302	—	—
Mutual and insurance funds	36,623	35,828	795	—
Totals	$82,769	$81,974	$795	$—

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$5,377	$5,377	$—	$—
Common stock	29,759	29,759	—	—
Bonds and securities	4,891	4,891	—	—
Mutual and insurance funds	34,998	34,084	914	—
Totals	$75,025	$74,111	$914	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, international equities and REITs.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $1.9 million (approximately two percent of total plan assets) at December 31, 2023, and $2.6 million (approximately three percent of total plan assets) at December 31, 2022.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the 2023 minimum pension funding calculations, the Company does not anticipate any minimum funding requirements.

Projected benefit payments from the plans as of December 31, 2023, are estimated as follows (amounts in thousands):

2024	$8,235
2025	7,471
2026	7,273
2027	6,793
2028	7,006
2029-2033	29,080

401(k)/Defined contribution plans
The Company sponsors two 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.  One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 144,439 shares, 124,645 shares and 175,267 shares of common stock in connection with this 401(k) plan during 2023, 2022, and 2021, respectively.  Expenses to the Company related to this common stock matching contribution were $1.8 million, $1.7 million, and $1.4 million for 2023, 2022, and 2021, respectively. The other U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution. Expenses related to foreign defined contribution plans were $3.7 million, $4.1 million, and $3.8 million for 2023, 2022, and 2021, respectively.

19. STOCK COMPENSATION

The Company recorded stock compensation of $6.0 million, $4.3 million, and $4.3 million in 2023, 2022, and 2021, respectively.

Titan International, Inc. Equity and Incentive Compensation Plan
The Company adopted a new Titan International, Inc. Equity and Incentive Compensation Plan at the 2021 Annual Meeting of Stockholders to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 3.0 million shares are available for future issuance under the equity incentive plan at December 31, 2023.

Stock Options
Under the Company's Equity Incentive plan (or its predecessor plan), the Company granted no stock options in 2023, 2022, and 2021. The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors. All options outstanding at December 31, 2023 are fully vested and expire 10 years from the grant date.

The following is a summary of activity in stock options during the year ended December 31, 2023:

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Subject to Option	Weighted-Average		Aggregate Intrinsic Value (in thousands)
		Exercise Price	Remaining Contractual Life (in Years)
Outstanding, December 31, 2022	408,200	$13.45	3.16
Granted	—	—
Exercised	—	—
Forfeited/Expired	(60,000)	24.07
Outstanding, December 31, 2023	348,200	$11.62	2.64	$1,223
Exercisable, December 31, 2023	348,200	$11.62	2.64	$1,223

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

Restricted Stock Units and Performance Stock Units
Under the Company's Equity Incentive plan (or its predecessor plan), the Company granted restricted stock units (RSU) to eligible employee and the members of the Company's Board of Directors. The restricted stock units to employees vest over a period of three years. The restricted stock units to the members of the Company's Board of Directors vest over a period of one year. During 2023, 2022 and 2021, 571,530, 552,992, and 438,195 RSU shares were granted, respectively. The Company recorded $5.1 million, $3.4 million and $3.4 million stock compensation expense associated with RSUs for the year ended December 31, 2023, 2022, and 2021, respectively.

On December 28, 2021, the Company awarded certain named executive officers grants of long-term performance stock units (PSU) based on the achievement of certain adjusted-EBITDA targets for the fiscal years commencing January 1, 2021 and ending December 31, 2024. The number of shares earned could range between 0% and 125% of the target amount depending upon performance achieved over the four year vesting period. The Company recorded $0.9 million, $0.9 million and $0.9 million of stock compensation expense associated with PSUs for the year ended December 31, 2023, 2022, and 2021, respectively.

A summary of RSU and PSU activity for the year ended December 31, 2023, is presented in the following table:

	RSU	PSU	Total Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022 (a)	876,888	328,948	1,205,836	$10.37
Granted	571,530	—	571,530	11.50
Vested	(453,439)	—	(453,439)	8.99
Forfeited/Expired	(21,333)	—	(21,333)	11.54
Unvested at December 31, 2023	973,646	328,948	1,302,594	$11.33

(a) PSU awards are presented at maximum payout of 125% of the target amount at grant date.

Pre-tax unrecognized compensation expense for unvested RSUs and PSUs was $8.3 million at December 31, 2023, and will be recognized as an expense over a weighted-average period of 1.2 years.

The fair value of shares vested, based on the stock's fair value on the vesting date, was $5.1 million, $6.0 million, and $7.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

21. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC 842, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (7.27%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Consolidated Statement of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Consolidated Statement of Operations. For the years ended December 31, 2023, 2022, and 2021, operating lease expense was $5.6 million, $5.1 million, and $6.1 million, respectively, and finance lease amortization expense was $3.0 million, $2.6 million, and $3.8 million, respectively.
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	2023
Operating lease ROU assets	Operating lease assets	$11,955

Operating lease current liabilities	Other current liabilities	$5,021
Operating lease long-term liabilities	Other long-term liabilities	6,153
Total operating lease liabilities		$11,174

Finance lease, gross	Property, plant & equipment, net	$5,175
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,489)
Finance lease, net		$1,686

Finance lease current liabilities	Other current liabilities	$1,093
Finance lease long-term liabilities	Other long-term liabilities	1,321
Total finance lease liabilities		$2,414

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2023, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
2024	$5,302	$1,185
2025	3,315	787
2026	2,592	528
2027	533	83
2028	251	14
Thereafter	411	—
Total future minimum lease payments	$12,404	$2,597
Less imputed interest	1,230	183
	$11,174	$2,414
Weighted average remaining lease term (in years)	3.18	2.41

Supplemental cash flow information related to leases for the year ended December 31, 2023 were as follows: operating cash flows from operating leases were $6.8 million and operating cash flows from finance leases were $0.2 million.

Supplemental cash flow information related to leases for the year ended December 31, 2022 were as follows: payments on operating leases were $9.2 million and payments on finance leases were $0.2 million.

22. PURCHASE OBLIGATIONS

The purchase obligations mainly consist of commitments for raw material purchases and equipment associated with our global manufacturing operations. At December 31, 2023, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2024	$37,688
2025	869
2026	4
Total non-cancellable purchase obligations	$38,561

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
23. SEGMENT AND GEOGRAPHICAL INFORMATION
The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer.  These segments are based on the information used by the chief executive officer to make certain operating decisions, allocate portions of capital expenditures and assess segment performance.  The accounting policies of the segments are the same as those described in Note 1, “Description of Business and Significant Accounting Policies.”  Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities.  Segment assets are generally determined on the basis of an allocation of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units.  However, certain operating units’ property, plant, and equipment balances are carried at the corporate level.

Titan is organized primarily on the basis of products being included in three marketing segments, with each reportable segment including wheels, tires, wheel/tire assemblies, and undercarriage systems and components. Given the integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations primarily based on segment sales data must be made to determine operating segment data.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents information about certain operating results of segments as reviewed by the chief operating decision maker of the Company as of and for the years ended December 31, 2023, 2022, and 2021 (amounts in thousands):

	2023	2022	2021
Revenues from external customers
Agricultural	$980,537	$1,192,239	$949,400
Earthmoving/construction	687,758	807,356	693,350
Consumer	153,505	169,785	137,465
	$1,821,800	$2,169,380	$1,780,215
Gross profit
Agricultural	$163,026	$193,585	$135,807
Earthmoving/construction	110,690	135,788	83,705
Consumer	32,133	31,337	18,030
	$305,849	$360,710	$237,542
Income from operations
Agricultural	$100,642	$130,474	$77,666
Earthmoving/construction	55,122	79,810	27,809
Consumer	22,380	22,843	9,553
Corporate & Unallocated	(29,417)	(27,325)	(29,853)
Income from operations	148,727	205,802	85,175

Interest expense	(18,785)	(29,796)	(32,221)
Loss on senior note repurchase	—	—	(16,020)
Foreign exchange (loss) gain	(22,822)	927	12,020
Other income, net	2,628	25,420	2,086
Income before income taxes	$109,748	$202,353	$51,040

Capital expenditures
Agricultural	$32,306	$25,738	$20,749
Earthmoving/construction	23,249	17,576	15,014
Consumer	5,244	3,660	3,039
	$60,799	$46,974	$38,802

Depreciation & amortization
Agricultural	$21,405	$22,645	$25,082
Earthmoving/construction	15,185	15,337	18,428
Consumer	3,404	3,226	3,621
Corporate & Unallocated	2,440	1,539	860
	$42,434	$42,747	$47,991

Total assets
Agricultural	$559,607	$548,523	$517,528
Earthmoving/construction	497,508	538,064	502,373
Consumer	155,602	133,213	133,906
Corporate & Unallocated (a)	76,528	64,830	28,878
	$1,289,245	$1,284,630	$1,182,685

(a) Unallocated assets included cash of approximately $32 million, $20 million, and $7 million as of December 31, 2023, 2022, and 2021, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents information by geographic area.  Revenues from external customers were determined based on the location of the selling subsidiary.  Geographic information as of and for the years ended December 31, 2023, 2022, and 2021 was as follows (amounts in thousands):

	2023	2022	2021
Net Sales
United States	$814,676	$1,074,715	$835,985
Europe / CIS	558,677	577,877	479,724
Latin America	354,979	422,439	318,879
Other international	93,468	94,349	145,627
	$1,821,800	$2,169,380	$1,780,215
Long-Lived Assets
United States	$107,639	$97,112	$98,307
Europe / CIS	142,749	138,617	146,547
Latin America	61,169	49,714	42,599
Other international	10,137	11,162	13,656
	$321,694	$296,605	$301,109

The table below presents information by products and reportable segments as of and for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

2023	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$935,274	$258,709	$130,297	$1,324,280
Undercarriage systems and components	45,263	429,049	23,208	497,520
Total	$980,537	$687,758	$153,505	$1,821,800

2022	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$1,152,933	$329,403	$147,307	$1,629,643
Undercarriage systems and components	39,306	477,953	22,478	539,737
Total	$1,192,239	$807,356	$169,785	$2,169,380

2021	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$913,065	$292,553	$116,405	$1,322,023
Undercarriage systems and components	36,335	400,797	21,060	458,192
Total	$949,400	$693,350	$137,465	$1,780,215

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. EARNINGS PER SHARE

Earnings per share for 2023, 2022, and 2021 were as follows (amounts in thousands, except per share data):

	2023	2022	2021
Net income applicable to common shareholders	$78,760	$176,302	$49,586
Determination of shares:
Weighted average shares outstanding (basic)	62,452	63,040	62,100
Effect of restricted stock and stock options	509	651	585
Weighted average shares outstanding (diluted)	62,961	63,691	62,685
Earnings per share:
Basic	$1.26	$2.80	$0.80
Diluted	$1.25	$2.77	$0.79

25. SUBSEQUENT EVENTS
Acquisition of The Carlstar Group Subsequent to Year-End

On February 29, 2024, Titan International, Inc. acquired 100% of the Carlstar Group ("Carlstar") stock for a purchase price of $296.2 million consisting of $168.7 million in Titan International, Inc.’s stock based on the previous 45-day average price and $127.5 million in cash pursuant to an agreement dated February 29, 2024, and subject to agreed upon working capital target and escrow provisions. Carlstar is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, trailers, and small to midsize agricultural and construction equipment. Carlstar employs over 3,400 associates in 17 manufacturing and distribution facilities located in four countries and provides solutions to customers in North America, Europe and China.

In connection with the acquisition, Titan completed a new domestic credit facility which was effective on February 29, 2024. The new credit facility, with Bank of America as agent, was increased to $225.0 million (previously $125.0 million) with the amount available under the credit facility determined based upon cash, eligible accounts receivable and eligible inventory balances at certain domestic and Canadian subsidiaries. The credit facility has a five-year term and can be expanded by up to $50.0 million through an accordion provision within the agreement. The new facility has terms similar to those contained in the previous credit facility as well as other enhancements to further improve the availability within the borrowing base.

The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Reserves deducted in the balance sheet from the assets to which it applies (amounts in thousands):

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2023
Allowance for credit loss	$6,170	$50	$—	$(880)	$—	$5,340
Deferred income tax valuation allowance:
Domestic	41,671	—	—	(3,117)	—	38,554
Foreign	79,386	94	2,369	(868)	—	80,981

Year ended December 31, 2022
Allowance for credit loss	$4,550	$1,646	$—	$(26)	$—	$6,170
Deferred income tax valuation allowance:
Domestic	94,747	—	—	(53,076)	—	41,671
Foreign	78,425	19,503	—	(13,833)	(4,709)	79,386

Year ended December 31, 2021
Allowance for credit loss	$3,782	$826	$—	$(58)	$—	$4,550
Deferred income tax valuation allowance:
Domestic	98,051	—	—	(1,034)	(2,270)	94,747
Foreign	101,125	3,712	—	(20,108)	(6,304)	78,425

S- 1