Form 10-Q
period 2024-03-31
TITAN INTERNATIONAL INC
filed 2024-05-01
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2024
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

Indicate the number of shares of Titan International, Inc. outstanding: 72,870,714 shares of common stock, $0.0001 par value, as of April 24, 2024.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023

Net sales	$482,209	$548,644
Cost of sales	404,839	453,087
Gross profit	77,370	95,557
Selling, general and administrative expenses	39,420	34,472
Acquisition related expenses	6,196	—
Research and development expenses	3,654	3,014
Royalty expense	3,028	2,935
Income from operations	25,072	55,136
Interest expense, net	(5,492)	(6,492)
Foreign exchange loss	(275)	(1,760)
Other income	405	762
Income before income taxes	19,710	47,646
Provision for income taxes	9,736	14,216
Net income	9,974	33,430
Net income attributable to noncontrolling interests	773	1,592
Net income attributable to Titan and applicable to common shareholders	$9,201	$31,838

Earnings per common share:
Basic	$0.14	$0.51
Diluted	$0.14	$0.50
Average common shares and equivalents outstanding:
Basic	64,928	62,905
Diluted	65,704	63,621

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2024	2023
Net income	$9,974	$33,430
Derivative gain (loss)	2	(111)
Currency translation adjustment, net	(14,368)	6,944
Pension liability adjustments, net of tax of $(12) and $11, respectively	148	(30)
Comprehensive (loss) income	(4,244)	40,233
Net comprehensive income attributable to noncontrolling interests	437	497
Comprehensive (loss) income attributable to Titan	$(4,681)	$39,736

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$203,628	$220,251
Accounts receivable, net	355,559	219,145
Inventories	504,945	365,156
Prepaid and other current assets	91,004	72,229
Total current assets	1,155,136	876,781
Property, plant and equipment, net	450,446	321,694
Operating lease assets	108,777	11,955
Goodwill	12,867	—
Intangible assets, net	17,046	1,431
Deferred income taxes	26,283	38,033
Other long-term assets	43,040	39,351
Total assets	$1,813,595	$1,289,245

Liabilities
Current liabilities
Short-term debt	$18,693	$16,913
Accounts payable	287,933	201,201
Operating leases	12,289	5,021
Other current liabilities	176,148	149,240
Total current liabilities	495,063	372,375
Long-term debt	554,440	409,178
Deferred income taxes	4,708	2,234
Operating leases	95,467	6,153
Other long-term liabilities	32,982	31,890
Total liabilities	1,182,660	821,830

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued at March 31, 2024 and 66,525,269 at December 31, 2023)	—	—
Additional paid-in capital	735,544	569,065
Retained earnings	178,824	169,623
Treasury stock (at cost, 5,613,074 shares at March 31, 2024 and 5,809,414 shares at December 31, 2023)	(51,300)	(52,585)
Accumulated other comprehensive loss	(232,925)	(219,043)
Total Titan shareholders’ equity	630,143	467,060
Noncontrolling interests	792	355
Total equity	630,935	467,415
Total liabilities and equity	$1,813,595	$1,289,245
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2024	60,715,855	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415
Net income			9,201			9,201	773	9,974
Currency translation adjustment, net					(14,032)	(14,032)	(336)	(14,368)
Pension liability adjustments, net of tax					148	148		148
Derivative gain					2	2		2
Stock-based compensation	266,817	(2,388)		2,420		32		32
Issuance of treasury stock under 401(k) plan	29,523	174		267		441		441
Common stock repurchase	(100,000)			(1,402)		(1,402)		(1,402)
Common stock issuance	11,921,766	168,693				168,693		168,693
Balance March 31, 2024	72,833,961	$735,544	$178,824	$(51,300)	$(232,925)	$630,143	$792	$630,935

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2023	62,843,961	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income			31,838			31,838	1,592	33,430
Currency translation adjustment, net					8,039	8,039	(1,095)	6,944
Pension liability adjustments, net of tax					(30)	(30)		(30)
Derivative loss					(111)	(111)		(111)
Stock-based compensation	322,157	(1,303)		2,003		700		700
Issuance of treasury stock under 401(k) plan	28,733	250		179		429		429
Common stock repurchase	(109,789)			(1,293)		(1,293)		(1,293)
Balance March 31, 2023	63,085,062	$564,493	$122,701	$(22,529)	$(243,857)	$420,808	$2,399	$423,207

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2024	2023
Net income	$9,974	$33,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,001	10,830
Deferred income tax provision	3,491	4,089
Loss (gain) on fixed asset and investment sale	25	(10)
Stock-based compensation	32	700
Issuance of stock under 401(k) plan	441	429
Foreign currency gain	(390)	(230)
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(43,140)	(58,541)
Inventories	(136)	11,486
Prepaid and other current assets	(6,548)	(3,932)
Other assets	(4,037)	(459)
Increase in liabilities, net of acquisitions:
Accounts payable	25,196	10,237
Other current liabilities	3,695	15,947
Other liabilities	1,401	110
Net cash provided by operating activities	2,005	24,086
Cash flows from investing activities:
Capital expenditures	(16,607)	(11,698)
Business acquisition, net of cash acquired	(142,207)	—
Proceeds from sale of fixed assets	52	258
Net cash used for investing activities	(158,762)	(11,440)
Cash flows from financing activities:
Proceeds from borrowings	154,771	2,360
Repayments of debt	(7,021)	(11,382)
Repurchase of common stock	(1,402)	(1,293)
Other financing activities	(642)	(130)
Net cash provided by (used for) financing activities	145,706	(10,445)
Effect of exchange rate changes on cash	(5,572)	2,338
Net (decrease) increase in cash and cash equivalents	(16,623)	4,539
Cash and cash equivalents, beginning of period	220,251	159,577
Cash and cash equivalents, end of period	$203,628	$164,116

Supplemental information:
Interest paid	$843	$863
Income taxes paid, net of refunds received	$5,549	$3,767
Non cash financing activity:
Issuance of common stock in connection with business acquisition	$168,693	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (the 2023 Form 10-K). All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Reclassifications
The Company has reclassified certain prior period amounts in the consolidated balance sheet, primarily lease liabilities, to confirm with the current period presentation.

Business Combinations
We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

Purchased intangibles other than goodwill are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to determine the fair value of customer relationships and the relief-from-royalty approach to determine the fair value of the tradename and proprietary technology. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including forecasted revenue growth rates, EBIT margins, percentage of revenue attributable to the tradename, contributory asset charges, customer attrition rate, market-participant discount rates, the assumed royalty rates and income tax rates.

The determination of the useful life of an intangible asset other than goodwill is based on factors including historical tradename performance with respect to consumer name recognition, geographic market presence, market share, plans for ongoing tradename support and promotion, customer attrition rate, and other relevant factors.

Fair value of financial instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, revolving credit facility, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities are recorded at fair value.  Our 7.00% senior secured notes due 2028 were carried at a cost of $396.5 million at March 31, 2024. The fair value of the senior secured notes due 2028 at March 31, 2024, as determined with the assistance of an independent pricing source, was approximately $392.0 million, which was determined to be a level 2 fair value measurement.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended March 31, 2024, the Company recognized a net monetary loss of $1.2 million recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 5% and 7% of consolidated assets of Titan as of March 31, 2024 and December 31, 2023, respectively. The Russian operations represent 5% and 6% of consolidated global sales for the three months ended March 31, 2024 and 2023. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the “Share Repurchase Program”) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Under the Share Repurchase Program Titan repurchased 100,000 shares of its common stock totaling $1.4 million during the three months ended March 31, 2024 and 2,653,786 shares of its common stock totaling $32.6 million during 2023. As of March 31, 2024, $16.0 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

Supplier financing program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's Consolidated Balance Sheets and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's Consolidated Statements of Cash Flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's Consolidated Balance Sheet were $6.7 million at March 31, 2024, and $7.4 million at December 31, 2023.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
may be applied prospectively or retrospectively, and allows for early adoption. These requirements will impact our income tax disclosures.

2. BUSINESS COMBINATION

Acquisition of The Carlstar Group

On February 29, 2024, the Company acquired 100% of the equity interests of The Carlstar Group, LLC ("Carlstar") for the following purchase consideration and subject to a working capital adjustment based on an agreed upon working capital target (amounts in thousands):

Purchase Consideration
Titan International, Inc. common stock	$168,693
Base cash consideration, net of cash acquired of $10,288	127,500
296,193
Additional cash consideration for excess net working capital acquired	18,372
Other debt-like items	(3,665)
Total purchase consideration, net of cash acquired	$310,900

Carlstar is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, trailers, and small to midsize agricultural and construction equipment. Carlstar has 17 manufacturing and distribution facilities located in four countries and provides solutions to customers in North America, Europe and China.

The following table summarizes the major classes of assets and liabilities to which we have preliminarily allocated the purchase price consideration (amounts in thousands). The final allocation is subject to review and agreement with the prior equityholders of Carlstar.

Fair Values as of February 29, 2024
Accounts receivable	$98,439
Inventories	145,988
Prepaid and other current assets	13,339
Property, plant, and equipment	128,162
Other long-term assets	96,203
Goodwill	12,867
Intangible assets	15,770
Fair value of assets acquired	$510,768
Accounts payable	66,055
Other current liabilities	26,377
Operating leases	95,476
Deferred tax liabilities	10,451
Other long-term liabilities	1,509
Fair value of liabilities assumed	199,868
Purchase Price	$310,900

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes. The assignment of the acquired goodwill to the Company's reporting units has not been completed.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The purchase consideration was allocated on a provisional basis to the estimated fair value of assets acquired and liabilities assumed for Carlstar as of February 29, 2024. These fair value estimates are preliminary and subject to change as management completes further analyses and studies.

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets (amounts in thousands):

	Carrying Value	Weighted Average Amortization (in Years)
Customer lists/relationships	$10,347	10.00
Trade names	3,508	15.00
Other intangibles	1,915	6.25
Total	$15,770	10.66

Through March 31, 2024, the actual revenue and net income of Carlstar since the acquisition date of February 29, 2024 included in the consolidated statement of operations is as shown below (amounts in thousands). The net income includes the effect of fair value adjustments for the amortization of inventory, intangible assets, and depreciation of property, plant and equipment.

From Acquisition Date to March 31, 2024
Carlstar revenue	$51,788
Carlstar net income	1,254

The following is the unaudited pro forma financial information for the three months ended March 31, 2024 and 2023 that reflects our results of our operations as if the acquisition of Carlstar had been completed on January 1, 2023. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2023, nor is it indicative of the future consolidated results of operations or financial position of the combined companies (amounts in thousands).

	March 31, 2024	March 31, 2023
Proforma revenues	$584,027	$725,775
Proforma net income	25,445	23,056
Net income per common share, basic	$0.35	$0.31
Net income per common share, diluted	$0.35	$0.31

These pro forma amounts have been calculated after applying Titan's accounting policies and making certain adjustments, which primarily relate to: (i) severance-related costs, (ii) adjustments relating to the fair value step-ups to inventory, and (iii) transaction-related costs of both Titan and Carlstar. These pro forma amounts were adjusted to be excluded from the unaudited pro forma information for the three months ended March 31, 2024 and were adjusted to include these amounts for the three months ended March 31, 2023.

Total acquisition-related costs for the three months ended March 31, 2024 were approximately $6.2 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$363,801	$225,727
Allowance for credit losses	(8,242)	(6,582)
Accounts receivable, net	$355,559	$219,145

Accounts receivable are reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Raw material	$126,534	$108,504
Work-in-process	49,632	39,921
Finished goods	328,779	216,731
	$504,945	$365,156

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Land and improvements	$48,448	$42,140
Buildings and improvements	272,401	243,241
Machinery and equipment	840,332	628,975
Tools, dies and molds	127,023	116,328
Construction-in-process	49,736	29,744
	1,337,940	1,060,428
Less accumulated depreciation	(887,494)	(738,734)
	$450,446	$321,694

Depreciation on property, plant and equipment for the three months ended March 31, 2024 and 2023 totaled $11.5 million and $10.4 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	March 31, 2024	December 31, 2023
Amortizable intangible assets:
Customer lists/relationships	10.00	$10,347	$—
Trade names	15.00	3,508	—
Other intangibles	14.02	5,299	3,384
Total at cost		19,154	3,384
Less accumulated amortization		(2,108)	(1,953)
		$17,046	$1,431

Amortization related to intangible assets for the three months ended March 31, 2024 and 2023 totaled $0.2 million and $0.2 million, respectively.

The estimated aggregate amortization expense at March 31, 2024, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

April 1 - December 31, 2024	$1,383
2025	1,844
2026	1,705
2027	1,669
2028	1,669
Thereafter	8,776
$17,046

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Compensation and benefits	$54,802	$47,543
Warranty	23,500	21,710
Accrued insurance benefits	20,398	19,162
Customer rebates and deposits	13,954	15,490
Accrued other taxes	15,411	13,762
Accrued interest	12,816	4,955
Foreign government grant (1)	3,882	4,509
Other	31,385	22,109
	$176,148	$149,240
(1) The Company received government subsidies in 2023 associated with capital expenditure investments in technological and digital innovation in Europe. The amount of the government subsidy is used to offset existing payables to government in the future. In addition, during August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant.

8. WARRANTY

Changes in the warranty liability during the three months ended March 31, 2024 and 2023, respectively, consisted of the following (amounts in thousands):

	2024	2023
Warranty liability at beginning of the period	$21,710	$19,914
Provision for warranty liabilities	4,043	4,439
Warranty payments made	(4,037)	(2,727)
Other adjustments, including acquisition of Carlstar	1,784	—
Warranty liability at end of the period	$23,500	$21,626

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2024
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,504)	$396,496
Revolving credit facility	147,000	—	147,000
Titan Europe credit facilities	22,590	—	22,590
Other debt	7,047	—	7,047
Total debt	576,637	(3,504)	573,133
Less amounts due within one year	18,693	—	18,693
Total long-term debt	$557,944	$(3,504)	$554,440

	December 31, 2023
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,723)	$396,277
Titan Europe credit facilities	22,568	—	22,568
Other debt	7,246	—	7,246
Total debt	429,814	(3,723)	426,091
Less amounts due within one year	16,913	—	16,913
Total long-term debt	$412,901	$(3,723)	$409,178

The weighted-average interest rates on short-term borrowings within one year at March 31, 2024 and December 31, 2023, were approximately 3.2% and 3.1%, respectively.

Aggregate principal maturities of long-term debt at March 31, 2024 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2024	$13,968
2025	4,013
2026	6,680
2027	1,021
2028	400,466
Thereafter	150,489
$576,637
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan. The Company is subject to certain covenants associated with the senior secured notes due 2028 and remained in compliance with these debt covenants at March 31, 2024.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Titan Europe credit facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $22.6 million in aggregate principal amount at March 31, 2024. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Revolving credit facility
In connection with the acquisition of Carlstar, Titan entered into a new domestic credit facility which was effective on February 29, 2024. The new credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit (the previous credit facility was $125.0 million) and is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. In addition, swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility has a five-year term and can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of the Company's 7.00% secured notes due in 2028. The new facility has terms similar to those contained in the previous credit facility as well as other enhancements to further improve the availability within the borrowing base. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of March 31, 2024, the interest rate was 7.05%.

Prior to February 29, 2024, the Company had a $125.0 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto, until the completion of the new credit facility noted above. The $125.0 million credit facility was collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and was scheduled to mature in October 2026. The credit facility could have been expanded by up to $50.0 million through an accordion provision within the agreement. From time to time Titan's availability under this credit facility could have been less than $125.0 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries.

The Company's amount available for borrowing under the new credit facility at March 31, 2024 totaled $225.0 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $10.6 million and $147.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the new credit facility totaled $67.4 million at March 31, 2024. The Company is subject to certain affirmative and negative covenants under the credit facility, including limits on dividends and repurchases of the Company’s stock, that are described in the credit and security agreement. The Company is in compliance with the debt covenants at March 31, 2024.

Other debt
The Company has a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 7% to 7.6%, which totaled $7.0 million at March 31, 2024. The maturity dates on this loan range from one year to two years. The Company expects to negotiate an extension of the maturity date on this loan with the respective financial institution or repay, as needed.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Operating lease ROU assets	Operating lease assets	$108,777	$11,955

Operating lease current liabilities	Operating leases current liabilities	$12,289	$5,021
Operating lease long-term liabilities	Operating leases long-term liabilities	95,467	6,153
Total operating lease liabilities		$107,756	$11,174

Finance lease, gross	Property, plant & equipment, net	$4,914	$5,175
Finance lease accumulated depreciation	Property, plant & equipment, net	(2,986)	(3,489)
Finance lease, net		$1,928	$1,686

Finance lease current liabilities	Other current liabilities	$1,334	$1,093
Finance lease long-term liabilities	Other long-term liabilities	1,276	1,321
Total finance lease liabilities		$2,610	$2,414

At March 31, 2024, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
April 1 - December 31, 2024	$21,508	$1,537
2025	17,060	873
2026	15,841	562
2027	13,323	133
2028	12,116	66
Thereafter	126,754	17
Total lease payments	$206,602	$3,188
Less imputed interest	98,846	578
	$107,756	$2,610

Weighted average remaining lease term (in years)	12.99	2.36
Supplemental cash flow information related to leases for the three months ended March 31, 2024 were as follows: operating cash flows from operating leases were $3.9 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.1 million to the pension plans during the three months ended March 31, 2024 and $0.8 million are expected to be contributed to the pension plans during the remainder of 2024.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Service cost	$162	$106
Interest cost	952	1,027
Expected return on assets	(1,301)	(1,167)
Amortization of unrecognized prior service cost	(16)	(15)
Amortization of net unrecognized loss	68	240
Net periodic pension (benefit) cost	$(135)	$191
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income.

12. VARIABLE INTEREST ENTITIES

The Company holds a variable interest in one joint venture for which Titan is the primary beneficiary. Titan is a 50% owner of a manufacturer of undercarriage components and complete track systems for earthmoving machines in India. As the primary beneficiary of this variable interest entity (VIE), the VIE's assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements. The other equity holder's interests are reflected in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.
The following table summarizes the carrying amount of the VIE's assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$718	$355
Inventory	1,552	1,431
Other current assets	2,125	2,364
Property, plant and equipment, net	2,351	2,477
Other non-current assets	154	222
Total assets	$6,900	$6,849

Current liabilities	$1,147	$1,117
Other long-term liabilities	868	869
Total liabilities	$2,015	$1,986

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	March 31, 2024	December 31, 2023
Investments	$7,290	$7,127
Total VIE assets	7,290	7,127
Accounts payable to the non-consolidated VIEs	5,711	3,578
Maximum exposure to loss	$13,001	$10,705

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle brand. Royalty expenses were $3.0 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.
14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Equity investment income	$327	$455
(Loss) gain on sale of assets	(25)	10
Other income	103	297
	$405	$762

15. INCOME TAXES

The Company recorded income tax expense of $9.7 million and $14.2 million for the three months ended March 31, 2024 and 2023, respectively. The Company's effective income tax rate was 49.4% and 29.8% for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, the income tax expense differed in each period due to an overall decrease in pre-tax income. For the three months ended March 31, 2024, the rate was negatively impacted by non-deductible interest expense and one-time impacts associated with transaction costs, which were also not fully deductible for income tax purposes.

The Company’s 2024 and 2023 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain foreign jurisdictions, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision. The 2024 rate further differed from the statutory rate due to non-deductible transaction costs.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Titan will continue to evaluate the potential impact on the consolidated financial statements and related disclosures but does not anticipate a material impact. Titan did not record any tax associated with Pillar 2 in the March 31, 2024 financial statements.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2024	2023
Net income attributable to Titan and applicable to common shareholders	$9,201	$31,838
Determination of shares:
Weighted average shares outstanding (basic)	64,928	62,905
Effect of restricted stock and stock options	776	716
Weighted average shares outstanding (diluted)	$65,704	$63,621
Earnings per common share:
Basic	$0.14	$0.51
Diluted	$0.14	$0.50

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents information about certain operating results, separated by market segments, for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Net sales
Agricultural	$239,673	$305,858
Earthmoving/construction	165,208	198,924
Consumer	77,328	43,862
	$482,209	$548,644
Gross profit
Agricultural	$40,619	$49,250
Earthmoving/construction	22,977	37,224
Consumer	13,774	9,083
	$77,370	$95,557
Income from operations
Agricultural	$24,010	$32,569
Earthmoving/construction	8,834	23,538
Consumer	5,113	6,792
Corporate & Unallocated	(12,885)	(7,763)
Income from operations	$25,072	$55,136

Interest expense, net	(5,492)	(6,492)
Foreign exchange loss	(275)	(1,760)
Other income, net	405	762
Income before income taxes	$19,710	$47,646
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	March 31, 2024	December 31, 2023
Total assets
Agricultural	$665,237	$559,607
Earthmoving/construction	515,017	497,508
Consumer	555,340	155,602
Corporate & Unallocated	78,001	76,528
	$1,813,595	$1,289,245

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents net sales by products and reportable segments for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Three months ended March 31, 2024
Wheels and Tires [including assemblies]	$229,034	$66,245	$71,354	$366,633
Undercarriage systems and components	10,639	98,963	5,974	115,576
Total	$239,673	$165,208	$77,328	$482,209

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Three months ended March 31, 2023
Wheels and Tires [including assemblies]	$293,704	$81,379	$37,230	$412,313
Undercarriage systems and components	12,154	117,545	6,632	136,331
Total	$305,858	$198,924	$43,862	$548,644

19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2024	$(217,455)	$740	$(2,328)	$(219,043)
Currency translation adjustments, net	(14,032)	—	—	(14,032)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(12)	—	—	148	148
Derivative gain	—	2	—	2
Balance at March 31, 2024	$(231,487)	$742	$(2,180)	$(232,925)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2023	$(243,712)	$1,224	$(9,267)	$(251,755)
Currency translation adjustments, net	8,039	—	—	8,039
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $11	—	—	(30)	(30)
Derivative loss	—	(111)	—	(111)
Balance at March 31, 2023	$(235,673)	$1,113	$(9,297)	$(243,857)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors that may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (the 2023 Form 10-K).

Acquisition of Carlstar
On February 29, 2024, the Company acquired 100% of the equity interests of Carlstar. The agreements associated with the purchase of the equity interests of Carlstar are included in the Exhibits within this Form 10-Q and the Current Report on Form 8-K filed on February 29, 2024. The results of Carlstar's operations are included in our consolidated financial statements since February 29, 2024. Total acquisition-related costs for the three months ended March 31, 2024 were approximately $6.2 million.

The purchase consideration was allocated on a provisional basis to the estimated fair value of assets acquired and liabilities assumed for Carlstar as of February 29, 2024. These fair value estimates are preliminary and subject to change as management completes further analyses and studies. For further information, refer to Note 2 to the consolidated financial statements.

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
•expectations concerning the performance and success of the Company’s existing and new products; and
•the Company’s intention to consider and pursue acquisition and divestiture opportunities. The results could differ materially if the acquisition of Carlstar does not deliver on the expected results.
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including those in Part I, Item 1A, Risk Factors, of the 2023 Form 10-K and Part II, Item 1A, Risk Factors, of this quarterly report on Form 10-Q, certain of which are beyond the Company’s control.

Actual results could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including:
•the effect of the geopolitical instability resulting from the military conflicts between Russia and Ukraine on our Russian and global operations, and between Israel and Hamas on our global operations;
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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
OVERVIEW
Titan International, Inc., together with its subsidiaries, is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe. As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. Titan manufactures and sells certain tires under the Goodyear Farm Tire, Titan Tire, Carlstar and Voltyre-Prom Tire brands and has complete research and development facilities to validate tire and wheel designs. Carlstar sells tire products under the Carlisle® brand under a long-term license agreement and also sells tires under other recognized brand names, including ITP®, Trail Wolf®, Links®, USA Trail® and Carlisle Radial Trail HD™ highway trailer tires.

Agricultural Segment: Titan’s agricultural wheels, tires, and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers, and Titan’s distribution centers. The wheels range in diameter from nine inches to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications. Titan’s agricultural tires range from approximately one foot to approximately seven feet in outside diameter and from five inches to 55 inches in width. Agricultural tires are offered under the Goodyear Farm Tire, Titan Tire, Carlstar and Voltyre-Prom brands with a full portfolio of sizes, load carrying capabilities, and tread patterns necessary for the markets served. The Company offers the added value of delivering a complete wheel and tire assembly to OEM and aftermarket customers.

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

Consumer Segment: In February 2024, Titan acquired Carlstar, which is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, and high speed trailers. Carlstar is primarily concentrated in the consumer segment, but also manufactures and sells small to midsize agricultural tires.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices have come off the recent highs reached over the last couple years, however, population growth, farmer income levels and the replacement of an aging large equipment fleet are market conditions which are anticipated to support continued demand for our products in the mid to long term time horizon. The agricultural market is currently experiencing a slowdown in customer demand in the near term, however, the underlying market conditions mentioned previously provide support for the mid to long term demand for our products. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, interest rates, government

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing a slowdown in OEM demand however, we expect the market to stabilize over the mid to long term given the level of mining capital budgets and forecasted GDP growth. Mineral commodity prices are at relatively high levels, which also supports the forecasted mid to long term growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under the Carlstar brands within powersports, outdoor power equipment and high speed trailers. The consumer market also includes light truck tires and other specialty products, including custom mixing of rubber stock, and train brakes. Some aspects of the markets are experiencing slowdown, particularly in the Americas. There are strong initiatives underway to bolster opportunities in various specialty products including mixing of rubber stock in the United States. The consumer segment pace of growth can vary from period to period and is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

	Three months ended
(Amounts in thousands, except percentages)	March 31,
	2024	2023	% Increase/(Decrease)
Net sales	$482,209	$548,644	(12.1)%
Cost of sales	404,839	453,087	(10.6)%
Gross profit	77,370	95,557	(19.0)%
Gross profit %	16.0%	17.4%	(8.0)%
Selling, general and administrative expenses	39,420	34,472	14.4%
Acquisition related expenses	6,196	—	100.0%
Research and development expenses	3,654	3,014	21.2%
Royalty expense	3,028	2,935	3.2%
Income from operations	$25,072	$55,136	(54.5)%

Net Sales
Net sales for the three months ended March 31, 2024 were $482.2 million, compared to $548.6 million in the comparable period of 2023. Net sales changes were primarily attributed to the agricultural and earthmoving/construction segments. This was due to a decrease in sales volume caused by lower levels of end customer demand in agricultural and construction equipment globally, with particular economic softness in Brazil. The volume change was positively impacted by the net sales from the Carlstar acquisition in March 2024, subsequent to the acquisition which was consummated on February 29, 2024. It was also negatively impacted by price due to lower raw material and other input costs, most notably steel in Europe, and unfavorable foreign currency translation of 2.3%.

Gross Profit
Gross profit for the three months ended March 31, 2024 was $77.4 million, or 16.0% of net sales, compared to $95.6 million, or 17.4% of net sales, for the three months ended March 31, 2023. The changes in gross profit and gross margin for three months ended March 31, 2024 as compared to the prior year period were due to the lower sales and lower fixed cost leverage.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 were $39.4 million, or 8.2% of net sales, compared to $34.5 million, or 6.3% of net sales, for the three months ended March 31, 2023. The change in SG&A for the three months ended March 31, 2024 as compared to the prior year period was due to recurring SG&A incurred on the Carlstar operations that includes management of distribution centers, and general inflationary cost impacts, including personnel related costs.

Acquisition related Expenses
Acquisition related expenses for the three months ended March 31, 2024 were $6.2 million, associated with the one-time transaction costs for Carlstar.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended March 31, 2024 were $3.7 million, or 0.8% of net sales, compared to $3.0 million, or 0.5% of net sales, for the comparable period in 2023. R&D spending reflects initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle brand. Royalty expenses for the three months ended March 31, 2024 were $3.0 million, or 0.6% of net sales, compared to $2.9 million, or 0.5% of net sales, for the three months ended March 31, 2023.

Income from Operations
Income from operations for the three months ended March 31, 2024 was $25.1 million, compared to income from operations of $55.1 million for the three months ended March 31, 2023. The change in income from operations for the three months ended March 31, 2024 as compared to the prior year periods was primarily due to lower net sales and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense, net
Interest expense was $5.5 million and $6.5 million for the three months ended March 31, 2024 and 2023. The change in interest expense for the three months ended March 31, 2024 was attributed to the increase in interest income from financial investments in Latin America and the United States.

Foreign Exchange Loss
Foreign exchange loss was $0.3 million for the three months ended March 31, 2024, compared to a loss of $1.8 million for the three months ended March 31, 2023.

The foreign exchange loss experienced during the three months ended March 31, 2024 was primarily the result of an unfavorable impact of the movement of exchange rates in certain geographies in which we conduct business, particularly in Argentina and Turkey (refer to Note 1 to the consolidated financial statements). Foreign exchange loss experienced during the three months ended March 31, 2023 was primarily the result of an unfavorable impact of the movement of exchange rates in certain geographies in which we conduct business, primarily due to fluctuations in the Euro.

Other Income
Other income was $0.4 million for the three months ended March 31, 2024, as compared to other income of $0.8 million in the comparable period of 2023.  The change was primarily attributable to the decrease in equity income and other miscellaneous income.

Provision for Income Taxes
The Company recorded income tax expense of $9.7 million and $14.2 million for the three months ended March 31, 2024 and 2023, respectively. The Company's effective income tax rate was 49.4% and 29.8% for the three months ended March 31, 2024

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
and 2023, respectively. For the three months ended March 31, 2024 and 2023, the income tax expense differed in each period due to an overall decrease in pre-tax income. For the three months ended March 31, 2024, the rate was negatively impacted by non-deductible interest expense and one-time impacts associated with transaction costs, which were also not fully deductible for income tax purposes.

The Company’s 2024 and 2023 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain jurisdictions, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision. The 2024 rate further differed from the statutory rate due to non-deductible transaction costs.

Net Income and Income per Share
Net income for the three months ended March 31, 2024 was $10.0 million, compared to net income of $33.4 million in the comparable period of 2023. For the three months ended March 31, 2024 and 2023, basic income per share were $0.14 and $0.51, respectively, and diluted income per share were $0.14 and $0.50, respectively. The Company's net income and income per share changes were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages)

Three months ended March 31, 2024	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$239,673	$165,208	$77,328	$—	$482,209
Gross profit	40,619	22,977	13,774	—	77,370
Profit margin	16.9%	13.9%	17.8%	—	16.0%
Income (loss) from operations	24,010	8,834	5,113	(12,885)	25,072
Three months ended March 31, 2023
Net sales	$305,858	$198,924	$43,862	$—	$548,644
Gross profit	49,250	37,224	9,083	—	95,557
Profit margin	16.1%	18.7%	20.7%	—	17.4%
Income (loss) from operations	32,569	23,538	6,792	(7,763)	55,136

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2024	2023	% Increase (Decrease)
Net sales	$239,673	$305,858	(21.6)%
Gross profit	40,619	49,250	(17.5)%
Profit margin	16.9%	16.1%	5.0%
Income from operations	24,010	32,569	(26.3)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net sales in the agricultural segment were $239.7 million for the three months ended March 31, 2024, as compared to $305.9 million for the comparable period in 2023. The net sales change was primarily attributed to lower sales volume in North and South America, resulting from overall softness in demand for agricultural equipment, and a decline in Brazilian economic activity. The change in net sales was also influenced by the unfavorable impact of foreign currency translation of 4.3%.

Gross profit in the agricultural segment was $40.6 million for the three months ended March 31, 2024, as compared to $49.3 million in the comparable period in 2023.  The change in gross profit was attributed to lower sales volume. The increase in profit margin was due to the measures taken to improve financial performance, along with lower raw material and other input costs, which have helped offset the impact of lower fixed cost leverage.

Income from operations in the company's agricultural segment was $24.0 million for the three months ended March 31, 2024, as compared to income of $32.6 million for the three months ended March 31, 2023. The overall change in income from operations was attributable to lower gross profit from a decrease in net sales.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2024	2023	% Decrease
Net sales	$165,208	$198,924	(16.9)%
Gross profit	22,977	37,224	(38.3)%
Profit margin	13.9%	18.7%	(25.7)%
Income from operations	8,834	23,538	(62.5)%

The Company's earthmoving/construction segment net sales were $165.2 million for the three months ended March 31, 2024, as compared to $198.9 million in the comparable period in 2023. The change in earthmoving/construction sales was primarily due to lower sales volume in the Americas and the undercarriage business which was caused by a slowdown at construction OEM customers. In addition, the net sales change was impacted by negative price due to lower raw material and other input costs.

Gross profit in the earthmoving/construction segment was $23.0 million for the three months ended March 31, 2024, as compared to $37.2 million for the three months ended March 31, 2023. The changes in gross profit and margin were primarily attributed to the lower sales volume, which also resulted in lower fixed cost leverage and contractual price givebacks due to lower steel prices particularly in Europe.

The Company's earthmoving/construction segment income from operations was $8.8 million for the three months ended March 31, 2024 , as compared to $23.5 million for the three months ended March 31, 2023. The change was due to the decrease in sales volume and the impact on gross margins.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2024	2023	% Increase (Decrease)
Net sales	$77,328	$43,862	76.3%
Gross profit	13,774	9,083	51.6%
Profit margin	17.8%	20.7%	(14.0)%
Income from operations	5,113	6,792	(24.7)%

Consumer segment net sales were $77.3 million for the three months ended March 31, 2024, as compared to $43.9 million for the three months ended March 31, 2023. The increase in sales was driven by the positive effects of Carlstar acquisition in March 2024, subsequent to consummation of the acquisition on February 29, 2024. The increase was partially offset by lower sales volumes, primarily in Americas, where demand was lower from the softer market conditions.

Gross profit from the consumer segment was $13.8 million for the three months ended March 31, 2024, as compared to $9.1 million for the three months ended March 31, 2023. The increase in gross profit was driven by the positive effects of Carlstar acquisition. The change in profit margin was primarily due to the effect of the inventory revaluation step-up associated with the Carlstar purchase price allocation.

Consumer segment income from operations was $5.1 million for the three months ended March 31, 2024, as compared to income of $6.8 million for the three months ended March 31, 2023. The change was due to lower profitability as mentioned previously.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $12.9 million for the three months ended March 31, 2024, as compared to $7.8 million for the three months ended March 31, 2023. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The increase in corporate and unallocated expenses for the three months ended March 31, 2024 as compared to the prior year period was attributed to the transaction costs associated with the Carlstar acquisition in the first quarter of 2024, of $6.2 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2024, the Company had $203.6 million of cash, which decreased as compared to the December 31, 2023 ending balance of $220.3 million, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2024	2023	Change
Net income	$9,974	$33,430	$(23,456)
Depreciation and amortization	12,001	10,830	1,171
Deferred income tax provision	3,491	4,089	(598)
Foreign currency gain	(390)	(230)	(160)
Accounts receivable	(43,140)	(58,541)	15,401
Inventories	(136)	11,486	(11,622)
Prepaid and other current assets	(6,548)	(3,932)	(2,616)
Accounts payable	25,196	10,237	14,959
Other current liabilities	3,695	15,947	(12,252)
Other liabilities	1,401	110	1,291
Other operating activities	(3,539)	660	(4,199)
Cash provided by operating activities	$2,005	$24,086	$(22,081)

During the first three months of 2024, cash flows provided by operating activities was $2.0 million. This was primarily driven by net income of $10.0 million, offset by increases in working capital components. The net income of $10.0 million included a non-cash charge for depreciation and amortization expense of $12.0 million. The Company also incurred $6.2 million in transaction costs related to the Carlstar in the first quarter of 2024.

Operating cash flows decreased by $22.1 million when comparing the first three months of 2024 to the comparable period in 2023. This decrease was primarily due to lower net income, partially offset by the positive effect of focused working capital management, especially the change in accounts payable of $15.0 million and solid collections efforts on accounts receivable by $15.4 million, which helped offset the inventory effect of $11.6 million.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2024	2023	2023
Days sales outstanding	56	51	54
Days inventory outstanding	98	104	81
Days payable outstanding	(57)	(57)	(57)
Cash conversion cycle	97	98	78

Cash conversion cycle increased by 19 days when comparing March 31, 2024 to March 31, 2023. This increase was primarily due to the effect of the Carlstar acquisition, which carried additional accounts receivable at the end of the first quarter of 2024, resulting from deferred payment schedules related to sales promotion campaigns.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2024	2023	Change
Capital expenditures	$(16,607)	$(11,698)	$(4,909)
Business acquisition, net of cash acquired	(142,207)	—	(142,207)
Proceeds from sale of fixed assets	52	258	(206)
Cash used for investing activities	$(158,762)	$(11,440)	$(147,322)
Net cash used for investing activities was $158.8 million in the first three months of 2024, as compared to net cash used for investing activities of $11.4 million in the first three months of 2023. The increase was primarily due to the acquisition of Carlstar for a cash consideration of $142.2 million, which included a $18.4 million excess working capital payment to the sellers. The Company also invested a total of $16.6 million in capital expenditures in the first three months of 2024, compared to $11.7 million in the first three months of 2023. Capital expenditures represent plant equipment replacement and improvements, along with new tools, dies and molds related to new product development. The overall capital outlay for 2024 increased as the Company seeks to enhance the Company's existing facilities and manufacturing capabilities and drive plant efficiency and labor productivity gains.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2024	2023	Change
Proceeds from borrowings	$154,771	$2,360	$152,411
Payment on debt	(7,021)	(11,382)	4,361
Repurchase of common stock	(1,402)	(1,293)	(109)
Other financing activities	(642)	(130)	(512)
Cash provided by (used for) financing activities	$145,706	$(10,445)	$156,151
During the first three months of 2024, $145.7 million cash was provided by financing activities. On February 29, 2024, the Company acquired Carlstar. To facilitate the purchase, Titan borrowed $147.0 million from the new domestic credit facility.

During the first three months of 2023, the company made debt payments of $11.4 million and repurchase common stock of $1.3 million, partially offset by proceeds from borrowings of $2.4 million.

Additionally, Titan issued common stock worth $168.7 million in connection with the business acquisition of Carlstar. This was reflected in “Non cash financing activity” of the Condensed Consolidated Statements of Cash Flow.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Debt Restrictions
The Company’s $225 million revolving credit facility (credit facility) and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than the greater of (i) $17 million and (ii) 10% of the credit facility’s line cap (the line cap being the lesser of our borrowing base or the lenders’ commitments under the credit facility), the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis).
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limitations on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at March 31, 2024.

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

Summarized Balance Sheets:

(Amounts in thousands)	March 31, 2024	December 31, 2023
Assets
Current assets	$100,247	$93,339
Property, plant, and equipment, net	89,090	88,739
Intercompany accounts, non-guarantor subsidiaries	486,095	486,860
Other long-term assets	72,934	72,678
Liabilities
Current liabilities	104,208	83,198
Long-term debt	543,496	396,277
Other long-term liabilities	4,771	4,626

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Summarized Statement of Operations:

(Amounts in thousands)	Three months ended
March 31, 2024
Net sales	$169,079
Gross profit	26,691
Income from operations	3,106
Net loss	(6,541)

Liquidity Outlook
At March 31, 2024, the Company had $203.6 million of cash and cash equivalents. At March 31, 2024, there were $147.0 million of borrowings under the Company's $225 million credit facility. Titan's availability under this credit facility may be less than $225 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $225.0 million at March 31, 2024. With outstanding letters of credit totaling $10.6 million, the net amount available for borrowing under the credit facility totaled $67.4 million at March 31, 2024. The cash and cash equivalents balance of $203.6 million included $169.2 million held in foreign countries.

The Company is expecting full year capital expenditures to be approximately $70 million to $75 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to between $36 million and $38 million for the remainder of 2024 based on March 31, 2024 debt balances. The forecasted interest payment is comprised primarily of the semi-annual payment of $14 million to be paid in April and October for the 7.00% senior secured notes, and between $6 million and $8 million of payments on the credit facility, which will be variable dependent upon on the prevailing SOFR rate and debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets are also a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2023 Form 10-K. As discussed in the 2023 Form 10-K, the preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of the Company’s updated accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Titan is exposed to market risks, including changes in foreign currency exchange rates and interest rates, and commodity price fluctuations. Our exposure to market risk has not changed materially since December 31, 2023. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in Note 2. Business Combination in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q, Titan acquired Carlstar on February 29, 2024. The total revenues of Carlstar represented approximately 10.7% of the total net sales as shown on our consolidated financial statements for the three months ended March 31, 2024 and Carlstar’s total assets constituted approximately 10.9% of total assets as shown on our consolidated financial statements for the same period. Titan is currently integrating Carlstar into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the Securities and Exchange Commission, is excluding the business from our assessment of internal control over financial reporting as of March 31, 2024. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.

Changes in Internal Controls
As noted above, we acquired Carlstar on February 29, 2024. We are integrating Carlstar into our overall internal control over financial reporting process. At this time, we anticipate that the scope of our assessment of our internal control over financial reporting for our fiscal year ending December 31, 2024 will exclude Carlstar’s internal control over financial reporting.

Other than as set forth above, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 17 Litigation in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table is a summary of stock repurchases for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2) (in thousands)
January 1, 2024 to January 31, 2024	100,000	$13.99	100,000	$16,019
February 1, 2024 to February 29, 2024	—	$—	—	$16,019
March 1, 2024 to March 31, 2024	—	$—	—	$16,019
Total	100,000		100,000

(1) On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of March 31, 2024, $16.0 million remains available for future share repurchases under the program. All shares in the table were purchased under the publicly announced repurchase program.

(2) The stock repurchase program is authorized through December 16, 2025, but the program may be suspended or terminated at any time at the Board of Director’s discretion.

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the First Quarter

During the fiscal quarter ending March 31, 2024, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
Membership Interest Purchase Agreement dated February 29, 2024 by and among Titan International, Inc., Titan Tire Holdings, Inc., Carlstar Intermediate Holdings I, LLC, The Carlstar Group, LLC, AIPCF V Feeder C (Cayman), LP and AIPCF V Feeder CTP Tire, LLC.

10.2	Stockholders Agreement dated February 29, 2024 by and among Titan International, Inc., Carlstar Intermediate Holdings I, LLC, AIPCF V Feeder CTP Tire, LLC and AIPCF V Feeder C (Cayman), LP.

10.3	Director Indemnification Agreement dated February 29, 2024 by and between Titan International, Inc. and Kim Marvin.

10.4	Credit and Security Agreement dated February 29, 2024 by and among Titan International, Inc., the other borrowers and guarantors party thereto, and Bank of America, N.A., as Agent.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	May 1, 2024	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)