Form 10-Q
period 2024-06-30
TITAN INTERNATIONAL INC
filed 2024-07-31
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2024
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

Indicate the number of shares of Titan International, Inc. outstanding: 72,159,028 shares of common stock, $0.0001 par value, as of July 24, 2024.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales	$532,170	$481,176	$1,014,379	$1,029,820
Cost of sales	451,728	395,281	856,567	848,368
Gross profit	80,442	85,895	157,812	181,452
Selling, general and administrative expenses	51,583	34,858	91,003	69,330
Acquisition related expenses	—	—	6,196	—
Research and development expenses	4,218	3,218	7,872	6,232
Royalty expense	2,319	1,921	5,347	4,856
Income from operations	22,322	45,898	47,394	101,034
Interest expense, net	(7,187)	(5,762)	(12,679)	(12,254)
Foreign exchange gain (loss)	462	2	187	(1,758)
Other income	3,277	1,186	3,682	1,948
Income before income taxes	18,874	41,324	38,584	88,970
Provision for income taxes	15,452	9,429	25,188	23,645
Net income	3,422	31,895	13,396	65,325
Net income attributable to noncontrolling interests	1,273	1,688	2,046	3,280
Net income attributable to Titan and applicable to common shareholders	$2,149	$30,207	$11,350	$62,045

Earnings per common share:
Basic	$0.03	$0.48	$0.16	$0.99
Diluted	$0.03	$0.48	$0.16	$0.98
Average common shares and equivalents outstanding:
Basic	72,737	62,931	68,833	62,918
Diluted	73,078	63,234	69,361	63,404

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2024	2023
Net income	$3,422	$31,895
Derivative loss	(74)	(39)
Currency translation adjustment, net	(16,363)	(645)
Pension liability adjustments, net of tax of $53 and $(41), respectively	(161)	123
Comprehensive (loss) income	(13,176)	31,334
Net comprehensive income (loss) attributable to noncontrolling interests	3,486	(1,169)
Comprehensive (loss) income attributable to Titan	$(16,662)	$32,503

	Six months ended
	June 30,
	2024	2023
Net income	$13,396	$65,325
Derivative loss	(72)	(150)
Currency translation adjustment, net	(30,731)	6,299
Pension liability adjustments, net of tax of $41 and $(30), respectively	(13)	93
Comprehensive (loss) income	(17,420)	71,567
Net comprehensive income (loss) attributable to noncontrolling interests	3,923	(672)
Comprehensive (loss) income attributable to Titan	$(21,343)	$72,239

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$224,100	$220,251
Accounts receivable, net	316,639	219,145
Inventories	464,650	365,156
Prepaid and other current assets	87,095	72,229
Total current assets	1,092,484	876,781
Property, plant and equipment, net	447,729	321,694
Operating lease assets	105,117	11,955
Goodwill	12,867	—
Intangible assets, net	16,510	1,431
Deferred income taxes	16,377	38,033
Other long-term assets	42,983	39,351
Total assets	$1,734,067	$1,289,245

Liabilities
Current liabilities
Short-term debt	$14,588	$16,913
Accounts payable	257,271	201,201
Operating leases	11,008	5,021
Other current liabilities	171,415	149,240
Total current liabilities	454,282	372,375
Long-term debt	535,907	409,178
Deferred income taxes	4,563	2,234
Operating leases	93,694	6,153
Other long-term liabilities	32,002	31,890
Total liabilities	1,120,448	821,830

Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued and 72,174,244 outstanding at June 30, 2024; 66,525,269 issued and 60,715,855 outstanding at December 31, 2023)	—	—
Additional paid-in capital	736,720	569,065
Retained earnings	180,973	169,623
Treasury stock (at cost, 6,272,791 shares at June 30, 2024 and 5,809,414 shares at December 31, 2023)	(56,616)	(52,585)
Accumulated other comprehensive loss	(251,736)	(219,043)
Total Titan shareholders’ equity	609,341	467,060
Noncontrolling interests	4,278	355
Total equity	613,619	467,415
Total liabilities and equity	$1,734,067	$1,289,245
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2024	60,715,855	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415
Net income			9,201			9,201	773	9,974
Currency translation adjustment, net					(14,032)	(14,032)	(336)	(14,368)
Pension liability adjustments, net of tax					148	148		148
Derivative gain					2	2		2
Stock-based compensation	266,817	(2,388)		2,420		32		32
Issuance of treasury stock under 401(k) plan	29,523	174		267		441		441
Common stock repurchase	(100,000)			(1,402)		(1,402)		(1,402)
Common stock issuance	11,921,766	168,693				168,693		168,693
Balance March 31, 2024	72,833,961	$735,544	$178,824	$(51,300)	$(232,925)	$630,143	$792	$630,935
Net income			2,149			2,149	1,273	3,422
Currency translation adjustment, net					(18,576)	(18,576)	2,213	(16,363)
Pension liability adjustments, net of tax					(161)	(161)		(161)
Derivative loss					(74)	(74)		(74)
Stock-based compensation	78,530	1,058		711		1,769		1,769
Issuance of treasury stock under 401(k) plan	36,753	118		333		451		451
Common stock repurchase	(775,000)			(6,360)		(6,360)		(6,360)
Balance June 30, 2024	72,174,244	$736,720	$180,973	$(56,616)	$(251,736)	$609,341	$4,278	$613,619

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2023	62,843,961	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income			31,838			31,838	1,592	33,430
Currency translation adjustment, net					8,039	8,039	(1,095)	6,944
Pension liability adjustments, net of tax					(30)	(30)		(30)
Derivative loss					(111)	(111)		(111)
Stock-based compensation	322,157	(1,303)		2,003		700		700
Issuance of treasury stock under 401(k) plan	28,733	250		179		429		429
Common stock repurchase	(109,789)			(1,293)		(1,293)		(1,293)
Balance March 31, 2023	63,085,062	$564,493	$122,701	$(22,529)	$(243,857)	$420,808	$2,399	$423,207
Net income			30,207			30,207	1,688	31,895
Currency translation adjustment, net					2,212	2,212	(2,857)	(645)
Pension liability adjustments, net of tax					123	123		123
Derivative loss					(39)	(39)		(39)
Stock-based compensation	54,084	1,143		372		1,515		1,515
Issuance of treasury stock under 401(k) plan	42,353	178		271		449		449
Common stock repurchase	(493,279)			(5,097)		(5,097)		(5,097)
Acquisition of additional non-controlling interest		(80)				(80)	(368)	(448)
Balance June 30, 2023	62,688,220	$565,734	$152,908	$(26,983)	$(241,561)	$450,098	$862	$450,960

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2024	2023
Net income	$13,396	$65,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,423	21,565
Deferred income tax provision	12,978	12,349
Income on indirect taxes	—	(3,096)
Gain on fixed asset and investment sale	(388)	(71)
Stock-based compensation	1,801	2,215
Issuance of stock under 401(k) plan	892	878
Proceeds from property insurance settlement	(3,537)	—
Foreign currency gain	(1,063)	(2,130)
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(8,437)	(16,322)
Inventories	34,764	24,096
Prepaid and other current assets	(3,789)	12,512
Other assets	(1,468)	1,285
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(2,930)	(32,005)
Other current liabilities	1,773	781
Other liabilities	1,431	1,508
Net cash provided by operating activities	72,846	88,890
Cash flows from investing activities:
Capital expenditures	(34,199)	(27,567)
Business acquisition, net of cash acquired	(142,207)	—
Proceeds from property insurance settlement	3,537	—
Proceeds from sale of fixed assets	1,597	289
Net cash used for investing activities	(171,272)	(27,278)
Cash flows from financing activities:
Proceeds from borrowings	159,539	4,373
Repayments of debt	(34,095)	(21,030)
Payment of debt issuance costs	(3,115)	—
Repurchase of common stock	(7,762)	(6,390)
Other financing activities	(692)	(2,748)
Net cash provided by (used for) financing activities	113,875	(25,795)
Effect of exchange rate changes on cash	(11,600)	1,058
Net increase in cash and cash equivalents	3,849	36,875
Cash and cash equivalents, beginning of period	220,251	159,577
Cash and cash equivalents, end of period	$224,100	$196,452
Supplemental information:
Interest paid	$17,956	$15,485
Income taxes paid, net of refunds received	11,815	12,684
Non cash financing activity:
Issuance of common stock in connection with business acquisition	$168,693	$—
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

Reclassifications
The Company has reclassified certain prior period amounts in the consolidated balance sheet, primarily lease liabilities, to conform with the current period presentation.

Business Combinations
We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

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

Fair Value of Financial Instruments
The Company records all financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, other accruals, revolving credit facility, and notes payable at cost, which approximates fair value due to their short term or stated rates.  Investments in marketable equity securities of $12.7 million are recorded at fair value which approximates market value.  Our 7.00% senior secured notes due 2028 were carried at a cost of $396.7 million at June 30, 2024. The fair value of the senior secured notes due 2028 at June 30, 2024, as determined with the assistance of an independent pricing source, was approximately $384.4 million, which was determined to be a level 2 fair value measurement.

Hyperinflation in Argentina and Turkey
In July 2018 and March 2022, the three-year cumulative rate of inflation for consumer prices and wholesale prices reached a level in excess of 100% for Argentina and Turkey, respectively. As a result, in accordance with ASC 830, Foreign Currency Matters, Argentina and Turkey were considered hyperinflationary economies and the Company applied the standard for the year ended December 31, 2023.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three and six months ended June 30, 2024, the Company recognized a net monetary loss of $0.4 million and $1.6 million recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 6% and 7% of consolidated assets of Titan as of June 30, 2024 and December 31, 2023, respectively. The Russian operations represent 4% and 7% of consolidated global sales for the three months ended June 30, 2024 and 2023, respectively, while representing 5% and 6% of consolidated global sales for the six months ended June 30, 2024 and 2023, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the Share Repurchase Program) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Under the Share Repurchase Program Titan repurchased 775,000 shares of its common stock totaling $6.4 million during the three months ended June 30, 2024, and 875,000 shares of its common stock totaling $7.8 million during the six months ended June 30, 2024 and 2,653,786 shares of its common stock totaling $32.6 million during 2023. As of June 30, 2024, $9.6 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

Supplier Financing Program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's Consolidated Balance Sheets and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's Consolidated Statements of Cash Flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's Consolidated Balance Sheet were $4.3 million at June 30, 2024, and $7.4 million at December 31, 2023.

New Accounting Pronouncements to be Adopted in Future Periods
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (CODM) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. These requirements are not expected to have an impact on our financial statements, but will result in significantly expanded reportable segment disclosures.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The following table summarizes the major classes of assets and liabilities to which we have preliminarily allocated the purchase price consideration (amounts in thousands). The final allocation is subject to review and agreement with the prior equity holders of Carlstar.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets as of February 29, 2024 (amounts in thousands):

	Carrying Value	Weighted Average Amortization (in Years)
Customer lists/relationships	$10,347	10.00
Trade names	3,508	15.00
Other intangibles	1,915	6.25
Total	$15,770	10.66

Through June 30, 2024, the actual revenue and income before taxes of Carlstar since the acquisition date of February 29, 2024 included in the Consolidated Statement of Operations is as shown below (amounts in thousands). The net income includes the effect of fair value adjustments for the amortization of inventory, intangible assets, and depreciation of property, plant and equipment.

From Acquisition Date to June 30, 2024
Carlstar revenue	$187,610
Carlstar income before taxes	8,084

The following is the unaudited pro forma financial information for the three and six months ended June 30, 2024 and 2023 that reflects our results of our operations as if the acquisition of Carlstar had been completed on January 1, 2023. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2023, nor is it indicative of the future consolidated results of operations or financial position of the combined companies (amounts in thousands, except per share data).

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Pro forma revenues	$532,170	$643,341	$1,116,197	$1,369,116
Pro forma net income	10,752	41,999	36,197	65,055
Net income per common share, basic	$0.15	$0.56	$0.50	$0.87
Net income per common share, diluted	0.14	0.55	0.49	0.86

These pro forma amounts have been calculated after applying Titan's accounting policies and making certain adjustments, which primarily relate to: (i) severance-related costs, (ii) adjustments relating to the fair value step-ups to inventory, and (iii) transaction-related costs of both Titan and Carlstar. These pro forma amounts were adjusted to be excluded from the unaudited pro forma information for the three and six months ended June 30, 2024 and were adjusted to include these amounts for the three and six months ended June 30, 2023.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total acquisition-related costs for the three and six months ended June 30, 2024 were $0.0 million and $6.2 million, respectively.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$323,609	$224,485
Allowance for credit losses	(6,970)	(5,340)
Accounts receivable, net	$316,639	$219,145

Accounts receivable are reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Raw material	$113,569	$108,504
Work-in-process	45,182	39,921
Finished goods	305,899	216,731
	$464,650	$365,156

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Land and improvements	$44,208	$42,140
Buildings and improvements	266,091	243,241
Machinery and equipment	709,663	628,975
Tools, dies and molds	127,187	116,328
Construction-in-process	50,537	29,744
	1,197,686	1,060,428
Less accumulated depreciation	(749,957)	(738,734)
	$447,729	$321,694

Depreciation on property, plant and equipment were $14.3 million and $10.4 million for the three months ended June 30, 2024 and 2023, respectively, and $25.9 million and $20.8 million for the six months ended June 30, 2024 and 2023, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	June 30, 2024	December 31, 2023
Amortizable intangible assets:
Customer lists/relationships	10.00	$10,347	$—
Trade names	15.00	3,508	—
Other intangibles	14.68	5,299	3,384
Total at cost		19,154	3,384
Less accumulated amortization		(2,644)	(1,953)
		$16,510	$1,431

Amortization related to intangible assets were $0.9 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

The estimated aggregate amortization expense at June 30, 2024, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

July 1 - December 31, 2024	$922
2025	1,844
2026	1,699
2027	1,669
2028	1,669
Thereafter	8,707
$16,510

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Compensation and benefits	$56,430	$47,543
Warranty	24,125	21,710
Accrued insurance benefits	19,968	19,162
Customer rebates and deposits	18,974	15,490
Accrued other taxes	15,792	13,762
Accrued interest	6,351	4,955
Foreign government grant (1)	3,666	4,509
Other	26,109	22,109
	$171,415	$149,240
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

8. WARRANTY

Changes in the warranty liability during the six months ended June 30, 2024 and 2023, respectively, consisted of the following (amounts in thousands):

	2024	2023
Warranty liability at beginning of the period	$21,710	$19,914
Provision for warranty liabilities	9,751	7,547
Warranty payments made	(9,120)	(5,467)
Other adjustments, including acquisition of Carlstar	1,784	—
Warranty liability at end of the period	$24,125	$21,994

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2024
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,294)	$396,706
Revolving credit facility	127,000	—	127,000
Titan Europe credit facilities	19,865	—	19,865
Other debt	6,924	—	6,924
Total debt	553,789	(3,294)	550,495
Less amounts due within one year	14,588	—	14,588
Total long-term debt	$539,201	$(3,294)	$535,907

	December 31, 2023
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,723)	$396,277
Titan Europe credit facilities	22,568	—	22,568
Other debt	7,246	—	7,246
Total debt	429,814	(3,723)	426,091
Less amounts due within one year	16,913	—	16,913
Total long-term debt	$412,901	$(3,723)	$409,178

The weighted-average interest rates on short-term borrowings within one year at June 30, 2024 and December 31, 2023, were approximately 2.8% and 3.1%, respectively.

Aggregate principal maturities of long-term debt at June 30, 2024 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2024	$9,797
2025	4,784
2026	7,589
2027	772
2028	527,454
Thereafter	3,393
$553,789
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan. The Company is subject to certain covenants associated with the senior secured notes due 2028 and remained in compliance with these debt covenants at June 30, 2024.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Titan Europe Credit Facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $19.9 million in aggregate principal amount at June 30, 2024. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Revolving Credit Facility
In connection with the acquisition of Carlstar, Titan entered into a new domestic credit facility which was effective on February 29, 2024. The new credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit (the previous credit facility was $125.0 million) and is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. In addition, swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility has a five-year term and can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of the Company's 7.00% secured notes due in 2028. The new facility has terms similar to those contained in the previous credit facility as well as other enhancements to further improve the availability within the borrowing base. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of June 30, 2024, the interest rate was 7.05%.

The Company's amount available for borrowing under the new credit facility at June 30, 2024 totaled $204.2 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $9.9 million and $127.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the new credit facility totaled $67.3 million at June 30, 2024. The Company is subject to certain affirmative and negative covenants under the credit facility, including limits on dividends and repurchases of the Company’s stock, that are described in the credit and security agreement. The Company is in compliance with the debt covenants at June 30, 2024.

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

Other Debt
The Company has a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 7% to 7.6%, which totaled $6.9 million at June 30, 2024. The maturity dates on this loan range from one year to two years. The Company expects to negotiate an extension of the maturity date on this loan with the respective financial institution or repay, as needed.

10. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC Topic 842, Leases, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (7.27%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the Condensed Consolidated Statements of Operations.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Operating lease ROU assets	Operating lease assets	$105,117	$11,955

Operating lease current liabilities	Operating leases current liabilities	$11,008	$5,021
Operating lease long-term liabilities	Operating leases long-term liabilities	93,694	6,153
Total operating lease liabilities		$104,702	$11,174

Finance lease, gross	Property, plant & equipment, net	$5,897	$5,175
Finance lease accumulated depreciation	Property, plant & equipment, net	(3,495)	(3,489)
Finance lease, net		$2,402	$1,686

Finance lease current liabilities	Other current liabilities	$1,389	$1,093
Finance lease long-term liabilities	Other long-term liabilities	1,646	1,321
Total finance lease liabilities		$3,035	$2,414

At June 30, 2024, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
July 1 - December 31, 2024	$18,913	$1,053
2025	17,828	1,111
2026	16,711	824
2027	14,008	402
2028	12,563	215
Thereafter	128,273	24
Total lease payments	$208,296	$3,629
Less imputed interest	103,594	594
	$104,702	$3,035

Weighted average remaining lease term (in years)	13.32	2.75
Supplemental cash flow information related to leases for the six months ended June 30, 2024 were as follows: operating cash flows from operating leases were $4.5 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.3 million to the pension plans during the six months ended June 30, 2024 and $0.7 million are expected to be contributed to the pension plans during the remainder of 2024.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Service cost	$204	$113	$366	$219
Interest cost	951	1,048	1,903	2,075
Expected return on assets	(1,301)	(1,167)	(2,602)	(2,334)
Amortization of unrecognized prior service cost	(14)	(18)	(30)	(33)
Amortization of net unrecognized loss	68	238	136	478
Net periodic pension (benefit) cost	$(92)	$214	$(227)	$405
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
The following table summarizes the carrying amount of the VIE's assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$975	$355
Inventory	1,587	1,431
Other current assets	2,551	2,364
Property, plant and equipment, net	1,313	2,477
Other non-current assets	154	222
Total assets	$6,580	$6,849

Current liabilities	$632	$1,117
Other long-term liabilities	868	869
Total liabilities	$1,500	$1,986

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

	June 30, 2024	December 31, 2023
Investments	$7,584	$7,127
Total VIE assets	7,584	7,127
Accounts payable to the non-consolidated VIEs	3,344	3,578
Maximum exposure to loss	$10,928	$10,705

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle brand. Royalty expenses were $2.3 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $5.3 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively.
14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Income on indirect taxes (1)	$—	$475	$—	$475
Gain on property insurance settlement (2)	1,913	—	1,913	—
Equity investment income	241	277	568	732
Gain on sale of assets	413	61	388	71
Other income	710	373	813	670
	$3,277	$1,186	$3,682	$1,948

(1) In May 2022, the Brazilian tax authorities approved indirect tax credits to be applied against future tax obligations. For the three and six months ended June 30, 2023, the Company recorded indirect tax credits of $0.5 million within other income.

(2) The gain on property insurance settlement relates to the receipt of insurance proceeds of $3.5 million offset by costs to repair one of our operating facilities in Italy related to a 2023 hail storm weather event.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. INCOME TAXES

The Company recorded income tax expense of $15.5 million and $9.4 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $25.2 million and $23.6 million, respectively. The Company's effective income tax rate was 81.9% and 22.8% for the three months ended June 30, 2024 and 2023, respectively, and 65.3% and 26.6% for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, the rate was negatively impacted by non-deductible interest expense in the United States, foreign branch income related to the Carlstar acquisition,and one-time impacts associated with transaction costs, which were also not fully deductible for income tax purposes. Additionally the rate was impacted by the results of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain jurisdictions, and certain foreign inclusion items on the domestic provision.

The Company’s 2023 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain jurisdictions, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision.

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

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Titan will continue to evaluate the potential impact on the consolidated financial statements and related disclosures but does not anticipate a material impact. Titan did not record any tax associated with Pillar 2 in the June 30, 2024 financial statements.

16. EARNINGS PER SHARE

Earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income attributable to Titan and applicable to common shareholders	$2,149	$30,207	$11,350	$62,045
Determination of shares:
Weighted average shares outstanding (basic)	72,737	62,931	68,833	62,918
Effect of restricted stock and stock options	341	303	528	486
Weighted average shares outstanding (diluted)	73,078	63,234	69,361	63,404
Earnings per common share:
Basic	$0.03	$0.48	$0.16	$0.99
Diluted	$0.03	$0.48	$0.16	$0.98

17. LITIGATION

The Company is a party to routine legal proceedings arising out of the normal course of business. Due to the difficult nature of predicting unresolved and future legal claims, the Company cannot anticipate or predict the material adverse effect on its

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The table below presents information about certain operating results, separated by market segments, for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales
Agricultural	$216,330	$269,148	$456,003	$575,006
Earthmoving/construction	165,564	174,683	330,772	373,607
Consumer	150,276	37,345	227,604	81,207
	$532,170	$481,176	$1,014,379	$1,029,820
Gross profit
Agricultural	$32,303	$48,736	$72,922	$97,986
Earthmoving/construction	21,299	29,102	44,276	66,326
Consumer	26,840	8,057	40,614	17,140
	$80,442	$85,895	$157,812	$181,452
Income from operations
Agricultural	$15,772	$32,119	$39,782	$64,688
Earthmoving/construction	7,047	14,522	15,881	38,060
Consumer	6,449	5,865	11,562	12,657
Corporate & Unallocated	(6,946)	(6,608)	(19,831)	(14,371)
Income from operations	$22,322	$45,898	$47,394	$101,034

Interest expense, net	(7,187)	(5,762)	(12,679)	(12,254)
Foreign exchange gain (loss)	462	2	187	(1,758)
Other income, net	3,277	1,186	3,682	1,948
Income before income taxes	$18,874	$41,324	$38,584	$88,970

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	June 30, 2024	December 31, 2023
Total assets
Agricultural	$615,247	$559,607
Earthmoving/construction	496,539	497,508
Consumer	559,184	155,602
Corporate & Unallocated	63,097	76,528
	$1,734,067	$1,289,245

The table below presents net sales by products and reportable segments for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Three months ended June 30, 2024
Wheels and Tires [including assemblies]	$205,709	$59,352	$142,230	$407,291
Undercarriage systems and components	10,621	106,212	8,046	124,879
Total	$216,330	$165,564	$150,276	$532,170

Six months ended June 30, 2024
Wheels and Tires [including assemblies]	$434,743	$125,597	$213,584	$773,924
Undercarriage systems and components	21,260	205,175	14,020	240,455
Total	$456,003	$330,772	$227,604	$1,014,379

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Three months ended June 30, 2023
Wheels and Tires [including assemblies]	$259,193	$63,838	$31,191	$354,222
Undercarriage systems and components	9,955	110,845	6,154	126,954
Total	$269,148	$174,683	$37,345	$481,176

Six months ended June 30, 2023
Wheels and Tires [including assemblies]	$552,897	$145,217	$68,421	$766,535
Undercarriage systems and components	22,109	228,390	12,786	263,285
Total	$575,006	$373,607	$81,207	$1,029,820

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2024	$(231,487)	$742	$(2,180)	$(232,925)
Currency translation adjustments, net	(18,576)	—	—	(18,576)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $53	—	—	(161)	(161)
Derivative loss	—	(74)	—	(74)
Balance at June 30, 2024	$(250,063)	$668	$(2,341)	$(251,736)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2024	$(217,455)	$740	$(2,328)	$(219,043)
Currency translation adjustments, net	(32,608)	—	—	(32,608)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $41	—	—	(13)	(13)
Derivative loss	—	(72)	—	(72)
Balance at June 30, 2024	$(250,063)	$668	$(2,341)	$(251,736)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2023	$(235,673)	$1,113	$(9,297)	$(243,857)
Currency translation adjustments, net	2,212	—	—	2,212
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(41)	—	—	123	123
Derivative loss	—	(39)	—	(39)
Balance at June 30, 2023	$(233,461)	$1,074	$(9,174)	$(241,561)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2023	$(243,712)	$1,224	$(9,267)	$(251,755)
Currency translation adjustments, net	10,251	—	—	10,251
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(30)	—	—	93	93
Derivative loss	—	(150)	—	(150)
Balance at June 30, 2023	$(233,461)	$1,074	$(9,174)	$(241,561)

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

Acquisition of Carlstar
On February 29, 2024, the Company acquired 100% of the equity interests of Carlstar. The agreements associated with the purchase of the equity interests of Carlstar are included in the Exhibits to our Form 10-Q for the quarter ended March 31, 2024 and the Current Report on Form 8-K filed on February 29, 2024. The results of Carlstar's operations are included in our consolidated financial statements since February 29, 2024. Total acquisition-related costs for the six months ended June 30, 2024 were $6.2 million.

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
•Uncertainties from political or electoral changes in the United States, Europe and elsewhere;

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
•the effect of a recession or depression on the Company and its customers and suppliers;
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
•risks related to the Company's previously announced intention to negotiate a possible increase in the amount of the Company's common stock that American Industrial Partners and its affiliates may acquire under the Stockholders Agreement dated February 29, 2024 among the Company, Carlstar Intermediate Holdings I LLC, AIPCF V Feeder CTP Tire, LLC and AIPCF V Feeder C (Cayman), LP;
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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
Agriculture-related commodity prices have come off the recent highs reached over the last couple years, however, population growth, a shift in consumer preference towards higher protein diets, and the replacement of an aging large equipment fleet in favor of newer and higher productivity technology, are market conditions which are anticipated to support continued demand for our products in the mid- to long-term time horizon. The agricultural market is currently experiencing a significant slowdown in customer demand, however, the underlying market conditions mentioned previously provide support for the mid- to long-term demand for our products. Many more variables, including weather, volatility in the price of commodities, grain prices,

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
export markets, foreign currency exchange rates, interest rates, government policies, subsidies, and the demand for used equipment can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country-specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing a slowdown in OEM demand, however, we expect the market to stabilize over the mid to long term given the level of mining capital budgets and forecasted GDP growth. Mineral commodity prices are at relatively high levels, which also supports the forecasted mid- to long-term growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under the Carlstar brands within powersports, outdoor power equipment and high-speed trailers. The consumer market also includes light truck tires and other specialty products, including custom mixing of rubber stock, and train brakes. Some aspects of the markets are experiencing slowdown, particularly in the Americas. The consumer segment pace of growth can vary from period to period and is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

	Three months ended			Six months ended
(Amounts in thousands, except percentages)	June 30,			June 30,
	2024	2023	% Increase/(Decrease)	2024	2023	% Increase/(Decrease)
Net sales	$532,170	$481,176	10.6%	$1,014,379	$1,029,820	(1.5)%
Cost of sales	451,728	395,281	14.3%	856,567	848,368	1.0%
Gross profit	80,442	85,895	(6.3)%	157,812	181,452	(13.0)%
Gross profit %	15.1%	17.9%	(15.6)%	15.6%	17.6%	(11.4)%
Selling, general and administrative expenses	51,583	34,858	48.0%	91,003	69,330	31.3%
Acquisition related expenses	—	—	0.0%	6,196	—	100.0%
Research and development expenses	4,218	3,218	31.1%	7,872	6,232	26.3%
Royalty expense	2,319	1,921	20.7%	5,347	4,856	10.1%
Income from operations	$22,322	$45,898	(51.4)%	$47,394	$101,034	(53.1)%

Net Sales
Net sales for the three months ended June 30, 2024 were $532.2 million, compared to $481.2 million in the comparable period of 2023. This growth was primarily driven by higher volumes in the consumer segment, bolstered by the net sales contribution from the Carlstar acquisition completed on February 29, 2024. The sales increase was partially offset by reduced sales in the agricultural and earthmoving/construction segments, stemming from weakened global agriculture end customer demand and lower steel prices in Europe. Furthermore, the net sales increase was impacted by negative price effects and an unfavorable currency translation impact of 3.7%.

Net sales for the six months ended June 30, 2024 were $1,014.4 million, compared to $1,029.8 million in the comparable period of 2023. Net sales change was primarily attributable to lower demand for agriculture and construction equipment, the adverse impact of price, particularly lower steel prices in Europe, as well as a 3.0% unfavorable foreign currency translation effect. The decrease was partially offset by increased sales volumes, resulting from the positive contribution from the Carlstar acquisition.

Gross Profit
Gross profit for the three months ended June 30, 2024 was $80.4 million, or 15.1% of net sales, compared to $85.9 million, or 17.9% of net sales, for the three months ended June 30, 2023. The changes in gross profit and margin were attributed to

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
negative price/mix, reduced fixed cost leverage, higher material costs and inventory revaluation step-up of $7.3 million associated with the Carlstar purchase price allocation. Excluding the inventory revaluation step-up, adjusted gross margin for the three months ended June 30, 2024 would have been 16.5% of net sales.

Gross profit for the six months ended June 30, 2024 was $157.8 million, or 15.6% of net sales, compared to $181.5 million, or 17.6% of net sales, for the six months ended June 30, 2023. The changes in gross profit and gross margin for six months ended June 30, 2024 as compared to the prior year period were primarily due to lower sales volume, negative price/mix resulting in reduced fixed cost leverage and inventory revaluation step-up of $10.7 million associated with the Carlstar purchase price allocation. Excluding the inventory revaluation step-up, adjusted gross margin for the six months ended June 30, 2024 would have been 16.6% of net sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2024 were $51.6 million, or 9.7% of net sales, compared to $34.9 million, or 7.2% of net sales, three months ended June 30, 2023. The change in SG&A for the three months ended June 30, 2024 as compared to the prior year period was attributable to the ongoing SG&A associated with the Carlstar operations, specifically related to the management of distribution centers.

Selling, general and administrative expenses for the six months ended June 30, 2024 were $91.0 million, or 9.0% of net sales, compared to $69.3 million, or 6.7% of net sales, for the six months ended June 30, 2023. The change in SG&A for the six months ended June 30, 2024 as compared to the prior year period was primarily driven by the continuing SG&A incurred on the Carlstar operations, which includes the management of distribution centers. Additionally, general inflationary cost impacts, such as rising personnel-related expenses, also contributed to the overall increase in SG&A during this period.

Acquisition Related Expenses
Acquisition related expenses for the six months ended June 30, 2024 were $6.2 million, associated with the one-time transaction costs for Carlstar.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended June 30, 2024 were $4.2 million, or 0.8% of net sales, compared to $3.2 million, or 0.7% of net sales, for the comparable period in 2023. R&D expenses for the six months ended June 30, 2024 were $7.9 million, or 0.8% of net sales, compared to $6.2 million, or 0.6% of net sales, for the comparable period in 2023. R&D spending reflects initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle brand. Royalty expenses for the three months ended June 30, 2024 were $2.3 million, or 0.4% of net sales, compared to $1.9 million, or 0.4% of net sales, for the three months ended June 30, 2023. Royalty expenses for the six months ended June 30, 2024 were $5.3 million, or 0.5% of net sales, compared to $4.9 million, or 0.5% of net sales, for the six months ended June 30, 2023.

Income from Operations
Income from operations for the three months ended June 30, 2024 was $22.3 million, compared to income from operations of $45.9 million for the three months ended June 30, 2023. Income from operations for the six months ended June 30, 2024 was $47.4 million, compared to income from operations of $101.0 million for the six months ended June 30, 2023. The change in income from operations for the three and six months ended June 30, 2024 as compared to the prior year periods were primarily due to lower gross profit and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense, net
Interest expense was $7.2 million and $5.8 million for the three months ended June 30, 2024 and 2023, respectively, and $12.7 million and $12.3 million for the six months ended June 30, 2024 and 2023.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
The increase in interest expense for the three months ended June 30, 2024 was attributable to a new domestic credit facility, which became effective on February 29, 2024, in connection with the acquisition of Carlstar. This resulted in additional interest expenses being recorded during this period. The higher interest expense for the six months ended June 30, 2024 was also primarily driven by the new domestic credit facility. However, this increase was partially offset by a rise in interest income generated from financial investments in Latin America. These changes in interest expenses reflected the Company's strategic financial decisions and its ongoing efforts to optimize its capital structure and financing activities.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $0.5 million for the three months ended June 30, 2024, compared to a nominal gain for the three months ended June 30, 2023. Foreign exchange gain was $0.2 million for the six months ended June 30, 2024, compared to a loss of $1.8 million for the six months ended June 30, 2023. The increases in foreign exchange gains during the three and six months ended on June 30, 2024, as compared to the prior year periods, were attributable to the favorable impact of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since such loans are expected to be settled at some point in the future, these loans are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $3.3 million for the three months ended June 30, 2024, as compared to other income of $1.2 million in the comparable period of 2023. This change was primarily driven by a gain of $1.9 million from a property insurance settlement, which consisted of insurance proceeds received net of costs incurred to repair one of our operating facilities in Italy.

Other income was $3.7 million for the six months ended June 30, 2024, as compared to other income of $1.9 million in the comparable period of 2023. The increase was primarily due to a gain of $1.9 million from a property insurance settlement as discussed above.

Provision for Income Taxes
The Company recorded income tax expense of $15.5 million and $9.4 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $25.2 million and $23.6 million, respectively. The Company's effective income tax rate was 81.9% and 22.8% for the three months ended June 30, 2024 and 2023, respectively, and 65.3% and 26.6% for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the income tax expense differed in each period due to an overall decrease in pre-tax income. For the six months ended June 30, 2024, the rate was negatively impacted by non-deductible interest expense in the United States, foreign branch income related to the Carlstar acquisition,and one-time impacts associated with transaction costs, which were also not fully deductible for income tax purposes. Additionally the rate was impacted by the results of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain jurisdictions, and certain foreign inclusion items on the domestic provision. Without these impacts, the income tax rate would have been about 36% of pre-tax income, a slightly elevated rate due to the majority of pre-tax income being derived from foreign jurisdictions.

The Company’s 2023 income tax expense and rate differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain jurisdictions, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision.

Net Income and Earnings per Share
Net income for the three months ended June 30, 2024 was $3.4 million, compared to net income of $31.9 million in the comparable period of 2023. For the three months ended June 30, 2024 and 2023, basic earnings per share were $0.03 and $0.48, respectively, and diluted earnings per share were $0.03 and $0.48, respectively. The Company's net income and earnings per share changes were due to the items previously discussed.

Net income for the six months ended June 30, 2024 was $13.4 million, compared to net income of $65.3 million in the comparable period of 2023. For the six months ended June 30, 2024 and 2023, basic earnings per share were $0.16 and $0.99, respectively, and diluted earnings per share were $0.16 and $0.98, respectively. The Company's net income and earnings per share changes were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended June 30, 2024	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$216,330	$165,564	$150,276	$—	$532,170
Gross profit	32,303	21,299	26,840	—	80,442
Profit margin	14.9%	12.9%	17.9%	—	15.1%
Income (loss) from operations	15,772	7,047	6,449	(6,946)	22,322
Three months ended June 30, 2023
Net sales	$269,148	$174,683	$37,345	$—	$481,176
Gross profit	48,736	29,102	8,057	—	85,895
Profit margin	18.1%	16.7%	21.6%	—	17.9%
Income (loss) from operations	32,119	14,522	5,865	(6,608)	45,898

Six months ended June 30, 2024	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$456,003	$330,772	$227,604	$—	$1,014,379
Gross profit	72,922	44,276	40,614	—	157,812
Profit margin	16.0%	13.4%	17.8%	—	15.6%
Income (loss) from operations	39,782	15,881	11,562	(19,831)	47,394
Six months ended June 30, 2023
Net sales	$575,006	$373,607	$81,207	$—	$1,029,820
Gross profit	97,986	66,326	17,140	—	181,452
Profit margin	17.0%	17.8%	21.1%	—	17.6%
Income (loss) from operations	64,688	38,060	12,657	(14,371)	101,034

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2024	2023	% Decrease	2024	2023	% Decrease
Net sales	$216,330	$269,148	(19.6)%	$456,003	$575,006	(20.7)%
Gross profit	32,303	48,736	(33.7)%	72,922	97,986	(25.6)%
Profit margin	14.9%	18.1%	(17.7)%	16.0%	17.0%	(5.9)%
Income from operations	15,772	32,119	(50.9)%	39,782	64,688	(38.5)%

Net sales in the agricultural segment were $216.3 million for the three months ended June 30, 2024, as compared to $269.1 million for the comparable period in 2023. The net sales change was primarily attributed to significantly reduced global demand for agricultural equipment, most notably in North America and Brazil. Additionally, an unfavorable impact of foreign currency translation by 5.3% contributed to the change in net sales.

Gross profit in the agricultural segment was $32.3 million for the three months ended June 30, 2024, as compared to $48.7 million in the comparable period in 2023.  The change in gross profit was attributed to the lower sales volume, reduced fixed

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
cost leverage, negative price/mix and higher material costs and inventory revaluation step-up associated with the Carlstar purchase price allocation.

Income from operations in the Company's agricultural segment was $15.8 million for the three months ended June 30, 2024, as compared to income of $32.1 million for the three months ended June 30, 2023. The change in income from operations was mainly due to the lower gross profit resulting from the decline in net sales.

Net sales in the agricultural segment were $456.0 million for the six months ended June 30, 2024, as compared to $575.0 million for the comparable period in 2023. The net sales change was primarily attributed to lower sales volume in North and South America, reflecting the soft demand for agricultural equipment and a decline in Brazilian economic activity. The unfavorable effect of foreign currency translation by 4.8% also contributed to the change in net sales.

Gross profit in the agricultural segment was $72.9 million for the six months ended June 30, 2024, as compared to $98.0 million in the comparable period in 2023.  The change in gross profit was attributed to the lower sales volume, reduced fixed cost leverage and higher material costs.

Income from operations in the Company's agricultural segment was $39.8 million for the six months ended June 30, 2024, as compared to income of $64.7 million for the six months ended June 30, 2023. The overall change in income from operations was primarily due to the lower gross profit resulting from the decrease in net sales.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2024	2023	% Decrease	2024	2023	% Decrease
Net sales	$165,564	$174,683	(5.2)%	$330,772	$373,607	(11.5)%
Gross profit	21,299	29,102	(26.8)%	44,276	66,326	(33.2)%
Profit margin	12.9%	16.7%	(22.8)%	13.4%	17.8%	(24.7)%
Income from operations	7,047	14,522	(51.5)%	15,881	38,060	(58.3)%

The Company's earthmoving/construction segment net sales were $165.6 million for the three months ended June 30, 2024, as compared to $174.7 million in the comparable period in 2023. Sales volume was higher during the period driven by increased sales in the undercarriage business and the positive contribution from the Carlstar acquisition. However, this increase was more than offset by the impact of contractual price givebacks resulting from lower raw material costs, particularly lower steel prices in Europe, as well as an unfavorable impact of foreign currency translation by 1.5%.

Gross profit in the earthmoving/construction segment was $21.3 million for the three months ended June 30, 2024, as compared to $29.1 million for the three months ended June 30, 2023. The change in gross profit was primarily attributed to lower sales volume in North America, and reduced fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $7.0 million for the three months ended June 30, 2024 , as compared to $14.5 million for the three months ended June 30, 2023. The change was primarily due to lower sales volume, resulting in lower fixed cost leverage, and its impact on gross margins.
The Company's earthmoving/construction segment net sales were $330.8 million for the six months ended June 30, 2024, as compared to $373.6 million in the comparable period in 2023. The change in earthmoving/construction sales was mainly due to the impact of contractual price givebacks resulting from lower raw material costs, lower sales volume in the Americas and the European business due to a slowdown in construction OEM customers, and a 0.5% negative impact from foreign currency translation.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Gross profit in the earthmoving/construction segment was $44.3 million for the six months ended June 30, 2024, as compared to $66.3 million for the six months ended June 30, 2023. Similar to the three-month period, the change in gross profit was attributed to lower sales volume, negative/price mix, and reduced fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $15.9 million for the six months ended June 30, 2024, as compared to $38.1 million for the six months ended June 30, 2023. The change was attributed to lower sales volume and its impact on gross margins.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2024	2023	% Increase (Decrease)	2024	2023	% Increase (Decrease)
Net sales	$150,276	$37,345	302.4%	$227,604	$81,207	180.3%
Gross profit	26,840	8,057	233.1%	40,614	17,140	137.0%
Profit margin	17.9%	21.6%	(17.1)%	17.8%	21.1%	(15.6)%
Income from operations	6,449	5,865	10.0%	11,562	12,657	(8.7)%

Consumer segment net sales were $150.3 million for the three months ended June 30, 2024, as compared to $37.3 million for the three months ended June 30, 2023. This growth was primarily driven by increased sales volumes resulting from the positive impact of the Carlstar acquisition. The increase was partially offset by negative price/product mix and reduced sales volumes in the Americas region due to weaker market conditions.

Gross profit from the consumer segment was $26.8 million for the three months ended June 30, 2024, as compared to $8.1 million for the three months ended June 30, 2023. The increase in gross profit was primarily driven by the benefits of the Carlstar acquisition. The shift in profit margin was influenced by the inventory revaluation step-up of $6.0 million associated with the Carlstar purchase price allocation and reduced fixed cost leverage resulting from lower sales volumes in the Americas.

Consumer segment income from operations was $6.4 million for the three months ended June 30, 2024, as compared to income of $5.9 million for the three months ended June 30, 2023. The increase was primarily due to increased sales volumes as mentioned above.

Consumer segment net sales were $227.6 million for the six months ended June 30, 2024, as compared to $81.2 million for the six months ended June 30, 2023. The increase in sales was driven by the positive effects of the Carlstar acquisition. However, lower sales volumes in the Americas stemming from challenging market conditions, and unfavorable foreign currency impact of 1.6% offsetting some of this increase.

Gross profit from the consumer segment was $40.6 million for the six months ended June 30, 2024, as compared to $17.1 million for the six months ended June 30, 2023. The increase in gross profit was influenced by the Carlstar acquisition. The change in profit margin from 21.1% for the six months ended June 30, 2023 to 17.8% for the six months ended June 30, 2024, was primarily due to the effect of the inventory revaluation step-up of $8.6 million associated with the Carlstar acquisition. The impact of lower sales volume in the Americas on fixed cost leverage was also a driver in the change in profit margin.

Consumer segment income from operations was $11.6 million for the six months ended June 30, 2024, as compared to income of $12.7 million for the six months ended June 30, 2023. The change was due to lower profitability stemming from the aforementioned factors.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $6.9 million for the three months ended June 30, 2024, and $19.8 million for the six months ended June 30, 2024, as compared to $6.6 million for the three months ended June 30, 2023, and $14.4 million for the six months ended June 30, 2023.

Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The increase in corporate and unallocated expenses for the three months ended June 30, 2024 as compared to the prior year period was related to the increase in certain SG&A expenses primarily associated with legal costs. The increase in corporate and unallocated expenses for the six months ended June 30, 2024 as compared to the prior year period was attributed to the transaction costs associated with the Carlstar acquisition in the first quarter of 2024 of $6.2 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2024, the Company had $224.1 million of cash, which increased as compared to the December 31, 2023 ending balance of $220.3 million, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2024	2023	Change
Net income	$13,396	$65,325	$(51,929)
Depreciation and amortization	27,423	21,565	5,858
Deferred income tax provision	12,978	12,349	629
Income on indirect taxes	—	(3,096)	3,096
Proceeds from property insurance settlement	(3,537)	—	(3,537)
Foreign currency gain	(1,063)	(2,130)	1,067
Accounts receivable	(8,437)	(16,322)	7,885
Inventories	34,764	24,096	10,668
Prepaid and other current assets	(3,789)	12,512	(16,301)
Accounts payable	(2,930)	(32,005)	29,075
Other current liabilities	1,773	781	992
Other liabilities	1,431	1,508	(77)
Other operating activities	837	4,307	(3,470)
Cash provided by operating activities	$72,846	$88,890	$(16,044)

During the first half of 2024, cash flows provided by operating activities was $72.8 million. This was mainly driven by working capital reduction and reduction in net income to $13.4 million. The net income of $13.4 million included a non-cash charge for depreciation and amortization expense of $27.4 million. Additionally, the Company incurred $6.2 million in transaction costs associated with the Carlstar acquisition in the first quarter of 2024.

Operating cash flows decreased by $16.0 million when comparing the first half of 2024 to the comparable period in 2023. This decline was primarily attributed to lower net income, partially offset by the positive impact of focused working capital management. Key factors contributing to this management included a $29.1 million increase in accounts payable, a $7.9 million improvement due to collections efforts on accounts receivable, and a $10.7 million improvement in inventory management.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2024	2023	2023
Days sales outstanding	54	51	53
Days inventory outstanding	97	104	90
Days payable outstanding	(53)	(57)	(55)
Cash conversion cycle	98	98	88

Cash conversion cycle increased by 10 days when comparing June 30, 2024 to June 30, 2023. This increase was primarily due to the Carlstar acquisition, which led to additional accounts receivable and inventory at the end of the second quarter of 2024, as a result of its customer mix and use of distribution centers to have product on demand for customers. Inventory management is critical for the business in preparation for the future periods to supply customers efficiently, which was the driver of increased days in inventory at the end of June 30, 2024.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2024	2023	Change
Capital expenditures	$(34,199)	$(27,567)	$(6,632)
Business acquisition, net of cash acquired	(142,207)	—	(142,207)
Proceeds from property insurance settlement	3,537	—	3,537
Proceeds from sale of fixed assets	1,597	289	1,308
Cash used for investing activities	$(171,272)	$(27,278)	$(143,994)
During the first half of 2024, Titan reported a net cash outflow of $171.3 million from investing activities, as compared to the $27.3 million outflow recorded in the same period of 2023. This rise was primarily attributed to the acquisition of Carlstar for a cash consideration of $142.2 million, which included an additional payment of $18.4 million for excess working capital to the sellers, which has now been recovered through active working capital management during the quarter. The Company also invested a total of $34.2 million in capital expenditures in the first half of 2024, compared to $27.6 million in the corresponding period of 2023. These capital expenditures were directed toward the replacement and enhancement of plant equipment, as well as the procurement of new tools, dies, and molds to support new product development initiatives. The increased capital outlay in 2024 reflects Titan's strategic efforts to improve its existing facilities, enhance manufacturing capabilities, and drive operational efficiency and labor productivity gains. The proceeds from property insurance settlement of $3.5 million in the first half of 2024 was relate to the repair of one of our operating facilities in Italy associated with a 2023 hail storm weather event.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2024	2023	Change
Proceeds from borrowings	$159,539	$4,373	$155,166
Payment on debt	(34,095)	(21,030)	(13,065)
Payment of debt issuance costs	(3,115)	—	(3,115)
Repurchase of common stock	(7,762)	(6,390)	(1,372)
Other financing activities	(692)	(2,748)	2,056
Cash provided by (used for) financing activities	$113,875	$(25,795)	$139,670
During the first half of 2024, $113.9 million cash was provided by financing activities. This was primarily driven by the acquisition of Carlstar on February 29, 2024, for which Titan borrowed $147.0 million under a new domestic credit facility.

During the first half of 2023, the Company made debt payments of $21.0 million and repurchased common stock of $6.4 million, partially offset by proceeds from borrowings of $4.4 million.

Additionally, Titan issued common stock worth $168.7 million in connection with the business acquisition of Carlstar. This was reflected in “Non cash financing activity” in the Condensed Consolidated Statements of Cash Flows.

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
•Limits on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at June 30, 2024.

Guarantor Financial Information
The Company's 7.00% senior secured notes due 2028 are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois (together, the "Guarantors"). The note guarantees are full and unconditional, joint and several obligations of the guarantors. The guarantees of the guarantor subsidiaries are subject to release in limited circumstances only upon the satisfaction of certain customary conditions.

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

Summarized Balance Sheets:

(Amounts in thousands)	June 30, 2024	December 31, 2023
Assets
Current assets	$86,547	$93,339
Property, plant, and equipment, net	90,740	88,739
Intercompany accounts, non-guarantor subsidiaries	447,096	486,860
Other long-term assets	62,947	72,678
Liabilities
Current liabilities	86,163	83,198
Long-term debt	523,706	396,277
Other long-term liabilities	4,198	4,626

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Summarized Statement of Operations:

(Amounts in thousands)	Six months ended
June 30, 2024
Net sales	$312,604
Gross profit	43,959
Income from operations	2,968
Net loss	(25,030)

Liquidity Outlook
At June 30, 2024, the Company had $224.1 million of cash and cash equivalents. At June 30, 2024, there were $127.0 million of borrowings under the Company's $225 million credit facility. Titan's availability under this credit facility may be less than $225 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $204.2 million at June 30, 2024. With outstanding letters of credit totaling $9.9 million, the net amount available for borrowing under the credit facility totaled $67.3 million at June 30, 2024. The cash and cash equivalents balance of $224.1 million included $188.0 million held in foreign countries.

The Company is expecting full year capital expenditures to be approximately $55 million to $65 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to between $22 million and $24 million for the remainder of 2024 based on June 30, 2024 debt balances. The forecasted interest payment is comprised primarily of the semi-annual payment of $14 million to be paid in October 2024 for the 7.00% senior secured notes, and between $6 million and $8 million of payments on the credit facility, which will be variable dependent upon on the prevailing SOFR rate and debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets may also be a means to provide for future liquidity needs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2024. Based on that evaluation, the

Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in Note 2. Business Combination in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q, Titan acquired Carlstar on February 29, 2024. The total revenues of Carlstar represented approximately 25.3% and 18.5% of the total net sales as shown on our Consolidated Financial Statements for the three months and six months ended June 30, 2024, respectively, and Carlstar’s total assets constituted approximately 11.2% of total assets as shown on our Consolidated Balance Sheet as of June 30, 2024. Titan is currently integrating Carlstar into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the Securities and Exchange Commission, is excluding the business from our assessment of internal control over financial reporting as of June 30, 2024. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for up to one year following the acquisition.

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

Other than as set forth above, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2024 and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table is a summary of stock repurchases for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2) (in thousands)
April 1, 2024 to April 30, 2024	—	$—	—	$16,019
May 1, 2024 to May 31, 2024	475,000	$8.87	475,000	$11,791
June 1, 2024 to June 30, 2024	300,000	$7.08	300,000	$9,659
Total	775,000		775,000

(1) On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of June 30, 2024, $9.6 million remains available for future share repurchases under the program. All shares in the table were purchased in the open market under the publicly announced repurchase program.

(2) The stock repurchase program is authorized through December 16, 2025, but the program may be suspended or terminated at any time at the Board of Directors' discretion.

Refer to the Item 2, Liquidity and Capital Resources section for further discussion on debt restrictions associated with payment of dividends.

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Second Quarter

During the fiscal quarter ended June 30, 2024, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

4.4*	Stockholders Agreement dated February 29, 2024 by and among Titan International, Inc., Carlstar Intermediate Holdings I, LLC, AIPCF V Feeder CTP Tire, LLC and AIPCF V Feeder C (Cayman), LP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

*	Incorporated by reference to Exhibit 10.2 contained in the Company's Report on Form 10-Q for the quarter ended March 31, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 31, 2024	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)