Form 10-Q
period 2024-09-30
TITAN INTERNATIONAL INC
filed 2024-10-30
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2024
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

Indicate the number of shares of Titan International, Inc. outstanding: 63,139,435 shares of common stock, $0.0001 par value, as of October 22, 2024.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$447,985	$401,781	$1,462,364	$1,431,601
Cost of sales	389,180	335,708	1,245,747	1,184,076
Gross profit	58,805	66,073	216,617	247,525
Selling, general and administrative expenses	49,533	33,587	140,536	102,917
Acquisition related expenses	—	—	6,196	—
Research and development expenses	4,199	3,167	12,071	9,399
Royalty expense	2,266	2,344	7,613	7,200
Income from operations	2,807	26,975	50,201	128,009
Interest expense	(9,005)	(7,229)	(27,103)	(22,446)
Interest income	3,064	3,298	8,483	6,261
Foreign exchange (loss) gain	(2,525)	876	(2,338)	(882)
Other income	375	461	4,057	2,409
(Loss) income before income taxes	(5,284)	24,381	33,300	113,351
Provision for income taxes	12,915	4,718	38,103	28,363
Net (loss) income	(18,199)	19,663	(4,803)	84,988
Net income attributable to noncontrolling interests	50	383	2,096	3,663
Net (loss) income attributable to Titan and applicable to common shareholders	$(18,249)	$19,280	$(6,899)	$81,325

(Loss) earnings per common share:
Basic	$(0.25)	$0.31	$(0.10)	$1.29
Diluted	$(0.25)	$0.31	$(0.10)	$1.29
Average common shares and equivalents outstanding:
Basic	72,013	62,598	69,900	62,810
Diluted	72,013	63,095	69,900	63,271

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2024	2023
Net (loss) income	$(18,199)	$19,663
Derivative loss	(139)	(82)
Currency translation adjustment, net	11,064	(26,694)
Pension liability adjustments, net of tax of $(15) and $(21), respectively	29	80
Comprehensive loss	(7,245)	(7,033)
Net comprehensive loss attributable to noncontrolling interests	(1,779)	(891)
Comprehensive loss attributable to Titan	$(5,466)	$(6,142)

	Nine months ended
	September 30,
	2024	2023
Net (loss) income	$(4,803)	$84,988
Derivative loss	(211)	(232)
Currency translation adjustment, net	(19,667)	(20,395)
Pension liability adjustments, net of tax of $26 and $(51), respectively	16	173
Comprehensive (loss) income	(24,665)	64,534
Net comprehensive income (loss) attributable to noncontrolling interests	2,144	(1,563)
Comprehensive (loss) income attributable to Titan	$(26,809)	$66,097

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets
Cash and cash equivalents	$227,293	$220,251
Accounts receivable, net of allowance of $4,117 and $5,340	272,837	219,145
Inventories	453,632	365,156
Prepaid and other current assets	71,977	72,229
Total current assets	1,025,739	876,781
Property, plant and equipment, net	440,298	321,694
Operating lease assets	120,330	11,955
Goodwill	35,810	—
Intangible assets, net	13,036	1,431
Deferred income taxes	8,106	38,033
Other long-term assets	43,405	39,351
Total assets	$1,686,724	$1,289,245

Liabilities
Current liabilities
Short-term debt	$15,025	$16,913
Accounts payable	234,302	201,201
Operating leases	13,077	5,021
Other current liabilities	168,897	139,378
Total current liabilities	431,301	362,513
Long-term debt	503,429	409,178
Deferred income taxes	2,524	2,234
Operating leases	109,187	6,153
Other long-term liabilities	42,229	41,752
Total liabilities	1,088,670	821,830
Commitments and Contingencies
Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued and 71,184,028 outstanding at September 30, 2024; 66,525,269 issued and 60,715,855 outstanding at December 31, 2023)	—	—
Additional paid-in capital	738,420	569,065
Retained earnings	162,724	169,623
Treasury stock (at cost, 7,263,007 shares at September 30, 2024 and 5,809,414 shares at December 31, 2023)	(64,424)	(52,585)
Accumulated other comprehensive loss	(238,953)	(219,043)
Total Titan shareholders’ equity	597,767	467,060
Noncontrolling interests	287	355
Total equity	598,054	467,415
Total liabilities and equity	$1,686,724	$1,289,245
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2024	60,715,855	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415
Net income			9,201			9,201	773	9,974
Currency translation adjustment, net					(14,032)	(14,032)	(336)	(14,368)
Pension liability adjustments, net of tax					148	148		148
Derivative gain					2	2		2
Stock-based compensation	266,817	(2,388)		2,420		32		32
Issuance of treasury stock under 401(k) plan	29,523	174		267		441		441
Common stock repurchase	(100,000)			(1,402)		(1,402)		(1,402)
Common stock issuance	11,921,766	168,693				168,693		168,693
Balance March 31, 2024	72,833,961	$735,544	$178,824	$(51,300)	$(232,925)	$630,143	$792	$630,935
Net income			2,149			2,149	1,273	3,422
Currency translation adjustment, net					(18,576)	(18,576)	2,213	(16,363)
Pension liability adjustments, net of tax					(161)	(161)		(161)
Derivative loss					(74)	(74)		(74)
Stock-based compensation	78,530	1,058		711		1,769		1,769
Issuance of treasury stock under 401(k) plan	36,753	118		333		451		451
Common stock repurchase	(775,000)			(6,360)		(6,360)		(6,360)
Balance June 30, 2024	72,174,244	$736,720	$180,973	$(56,616)	$(251,736)	$609,341	$4,278	$613,619
Net (loss) income			(18,249)			(18,249)	50	(18,199)
Currency translation adjustment, net					12,893	12,893	(1,829)	11,064
Pension liability adjustments, net of tax					29	29		29
Derivative loss					(139)	(139)		(139)
Stock-based compensation	—	1,800		—		1,800		1,800
Issuance of treasury stock under 401(k) plan	59,784	(100)		536		436		436
Common stock repurchase	(1,050,000)			(8,344)		(8,344)		(8,344)
Sale of investment						—	(2,212)	(2,212)
Balance September 30, 2024	71,184,028	$738,420	$162,724	$(64,424)	$(238,953)	$597,767	$287	$598,054

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2023	62,843,961	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income			31,838			31,838	1,592	33,430
Currency translation adjustment, net					8,039	8,039	(1,095)	6,944
Pension liability adjustments, net of tax					(30)	(30)		(30)
Derivative loss					(111)	(111)		(111)
Stock-based compensation	322,157	(1,303)		2,003		700		700
Issuance of treasury stock under 401(k) plan	28,733	250		179		429		429
Common stock repurchase	(109,789)			(1,293)		(1,293)		(1,293)
Balance March 31, 2023	63,085,062	$564,493	$122,701	$(22,529)	$(243,857)	$420,808	$2,399	$423,207
Net income			30,207			30,207	1,688	31,895
Currency translation adjustment, net					2,212	2,212	(2,857)	(645)
Pension liability adjustments, net of tax					123	123		123
Derivative loss					(39)	(39)		(39)
Stock-based compensation	54,084	1,143		372		1,515		1,515
Issuance of treasury stock under 401(k) plan	42,353	178		271		449		449
Common stock repurchase	(493,279)			(5,097)		(5,097)		(5,097)
Acquisition of additional non-controlling interest		(80)				(80)	(368)	(448)
Balance June 30, 2023	62,688,220	$565,734	$152,908	$(26,983)	$(241,561)	$450,098	$862	$450,960
Net income			19,280			19,280	383	19,663
Currency translation adjustment, net					(25,420)	(25,420)	(1,274)	(26,694)
Pension liability adjustments, net of tax					80	80		80
Derivative loss					(82)	(82)		(82)
Stock-based compensation		1,485				1,485		1,485
Issuance of treasury stock under 401(k) plan	38,813	183		268		451		451
Common stock repurchase	(1,026,795)			(12,674)		(12,674)		(12,674)
Balance September 30, 2023	61,700,238	$567,402	$172,188	$(39,389)	$(266,983)	$433,218	$(29)	$433,189

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2024	2023
Net (loss) income	$(4,803)	$84,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,059	31,598
Deferred income tax provision	21,646	5,868
Income on indirect taxes	—	(3,096)
Loss (gain) on fixed asset and investment sale	625	(409)
Stock-based compensation	3,601	3,700
Issuance of stock under 401(k) plan	1,328	1,329
Proceeds from property insurance settlement	(3,537)	—
Foreign currency loss (gain)	1,375	(2,348)
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	28,886	17,503
Inventories	53,914	32,197
Prepaid and other current assets	10,856	18,386
Other assets	(2,431)	(410)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	(28,502)	(62,751)
Other current liabilities	8,317	12,241
Other liabilities	1,417	1,310
Net cash provided by operating activities	132,751	140,106
Cash flows from investing activities:
Capital expenditures	(52,318)	(41,480)
Business acquisition, net of cash acquired	(143,643)	—
Proceeds from sale of investment	1,791	—
Proceeds from property insurance settlement	3,537	—
Proceeds from sale of fixed assets	1,603	1,795
Net cash used for investing activities	(189,030)	(39,685)
Cash flows from financing activities:
Proceeds from borrowings	159,614	6,628
Repayments of debt	(66,601)	(25,017)
Payment of debt issuance costs	(3,115)	—
Repurchase of common stock	(16,106)	(19,064)
Other financing activities	(738)	(2,540)
Net cash provided by (used for) financing activities	73,054	(39,993)
Effect of exchange rate changes on cash	(9,733)	(8,103)
Net increase in cash and cash equivalents	7,042	52,325
Cash and cash equivalents, beginning of period	220,251	159,577
Cash and cash equivalents, end of period	$227,293	$211,902

Supplemental information:
Interest paid	$20,500	$15,971
Income taxes paid, net of refunds received	16,422	17,581
Non cash financing activity:
Issuance of common stock in connection with business acquisition	$168,693	$—
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

Reclassifications
The Company has reclassified certain prior period amounts in the consolidated balance sheet, primarily lease liabilities, warranty liabilities and interest expense and interest income, to conform with the current period presentation.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is not amortized. For goodwill, impairment tests are required at least annually, or more frequently if events or circumstances indicate that it may be impaired, when some portion but not all of a reporting unit is disposed of or classified as assets held for sale, or when a change in the composition of reporting units occurs for other reasons, such as a change in segments. Based on its current organizational structure, the Company identified reporting units for which cash flows are determinable and to which goodwill was allocated.

The Company will perform its goodwill impairment test annually in the fourth quarter. A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable in the analysis and reflective of market participant assumptions. These forecasts are based on historical performance and future estimated results. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts.

Other intangible assets with determinable lives primarily consist of customer lists/relationships and trademarks. Refer to Note 2 to the condensed consolidated financial statements for further information.

Long-lived assets (including definite-lived intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is prepared and compared to its carrying value. If an asset group is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset group over its fair value, as determined by an estimate of discounted future cash flows.

Fair Value of Financial Instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in marketable equity securities of $12.6 million as of September 30, 2024, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements.  Our 7.00% senior secured notes due 2028 were carried at a cost of $396.9 million at September 30, 2024. The fair value of the senior secured notes due 2028 at September 30, 2024, as determined by an independent pricing platform using real-time trade data, was approximately $395.8 million, which was determined to be a level 2 fair value measurement.

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

For the three and nine months ended September 30, 2024, the Company recognized a net monetary loss of $0.8 million and $2.5 million recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 5% and 7% of consolidated assets of Titan as of September 30, 2024 and December 31, 2023, respectively. The Russian operations represent 4% and 5% of consolidated global sales for the three months ended September 30, 2024 and 2023, respectively, while representing 4% and 6% of consolidated global sales for the nine months ended September 30, 2024 and 2023, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the Share Repurchase Program) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Under the Share Repurchase Program, Titan repurchased 1,050,000 shares of its common stock totaling $8.3 million during the three months ended September 30, 2024, and 1,925,000

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
shares of its common stock totaling $16.1 million during the nine months ended September 30, 2024 and 2,653,786 shares of its common stock totaling $32.6 million during 2023. As of September 30, 2024, $1.3 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

Supplier Financing Program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's Consolidated Balance Sheets, and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's Consolidated Statements of Cash Flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's Consolidated Balance Sheet were $8.5 million at September 30, 2024, and $7.4 million at December 31, 2023.

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

2. BUSINESS COMBINATION

Acquisition of The Carlstar Group

On February 29, 2024, the Company acquired 100% of the equity interests of The Carlstar Group, LLC ("Carlstar") for the following purchase consideration and subject to a working capital adjustment based on an agreed upon working capital target (amounts in thousands):

Purchase Consideration
Titan International, Inc. common stock	$168,693
Base cash consideration, net of cash acquired of $10,288	127,500
$296,193
Additional cash consideration for excess net working capital acquired	19,759
Other debt-like items	(3,616)
Total purchase consideration, net of cash acquired	$312,336

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Carlstar is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, trailers, and small to midsize agricultural and construction equipment. Carlstar has 17 manufacturing and distribution facilities located in four countries and provides solutions to customers in North America, Europe and China.

Since the initial measurement of the identified assets acquired and liabilities assumed, the Company has made significant progress in completing certain of our additional valuation and analyses. As such, we have updated our initial allocation of the purchase consideration during the third quarter of 2024. The principle changes include (i) increase in the value of inventory to include inventory in-transit to a customer locations for which transfer of title has not occurred, (ii) decrease in the value of Property, Plant, and Equipment primarily to reflect updated assumptions surrounding disposed and idle assets, and (iii) decrease in the fair market value adjustment associated with a certain right-of-use asset based on updated underlying valuation assumptions.

The following table summarizes the measurement period changes since the first quarter of 2024, as well as the updated and initial preliminary allocation of purchase price consideration to the major classes of assets and liabilities (amounts in thousands) as of February 29, 2024:

	Updated Purchase Price Allocation	Measurement Period Changes	Initial Purchase Price Allocation
Accounts receivable	$92,043	$(6,396)	$98,439
Inventories	150,900	4,912	145,988
Prepaid and other current assets	13,339	—	13,339
Property, plant, and equipment	111,580	(16,582)	128,162
Other long-term assets	94,304	(1,899)	96,203
Goodwill	35,810	22,943	12,867
Intangible assets	12,000	(3,770)	15,770
Fair value of assets acquired	$509,976	$(792)	$510,768
Accounts payable	$66,055	$—	$66,055
Other current liabilities	26,377	—	26,377
Operating leases	95,476	—	95,476
Deferred tax liabilities	8,459	(1,992)	10,451
Other long-term liabilities	1,273	(236)	1,509
Fair value of liabilities assumed	$197,640	$(2,228)	$199,868
Purchase Price	$312,336	$1,436	$310,900

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is expected to be deductible for tax purposes. The preliminary carrying value of goodwill by operating segment as of September 30, 2024 is as follows:

Carrying Value as of September 30, 2024
Agricultural	$5,478
Earthmoving/construction	—
Consumer	30,332
Total	$35,810

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets as of February 29, 2024 (amounts in thousands):

	Carrying Value	Weighted Average Amortization (in Years)
Customer lists/relationships	$6,500	10.00
Trade names	5,500	13.50
Total	$12,000	11.90

Through September 30, 2024, the actual revenue and income before taxes of Carlstar since the acquisition date of February 29, 2024 included in the Consolidated Statement of Operations is as shown below (amounts in thousands). The net income includes the effect of fair value adjustments for the amortization of inventory, intangible assets, and depreciation of property, plant and equipment.

From Acquisition Date to September 30, 2024
Carlstar revenue	$316,496
Carlstar income before taxes	22,069

The following is the unaudited pro forma financial information for the three and nine months ended September 30, 2024 and 2023 that reflects our results of our operations as if the acquisition of Carlstar had been completed on January 1, 2023. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2023, nor is it indicative of the future consolidated results of operations or financial position of the combined companies (amounts in thousands, except per share data).

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Pro forma revenues	$447,985	$547,410	$1,564,182	$1,916,526
Pro forma net (loss) income	(17,399)	24,731	18,798	89,786
Net (loss) income per common share, basic	$(0.24)	$0.33	$0.26	$1.20
Net (loss) income per common share, diluted	(0.24)	0.33	0.26	1.19

These pro forma amounts have been calculated after applying Titan's accounting policies and making certain adjustments, which primarily relate to: (i) severance-related costs, (ii) adjustments relating to the fair value step-ups to inventory, and (iii) transaction-related costs of both Titan and Carlstar. These pro forma amounts were adjusted to be excluded from the unaudited pro forma information for the three and nine months ended September 30, 2024 and were adjusted to include these amounts for the three and nine months ended September 30, 2023.

Total acquisition-related costs for the three and nine months ended September 30, 2024 were $0.0 million and $6.2 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$276,954	$224,485
Allowance for credit losses	(4,117)	(5,340)
Accounts receivable, net	$272,837	$219,145

Accounts receivable are reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses during the nine months ended September 30, 2024 and 2023, respectively, consisted of the following (amounts in thousands):

	2024	2023
Balance at January 1,	$5,340	$6,170
Provision charged to expense	141	—
Write-offs of accounts receivable	(1,364)	(517)
Balance at September 30,	$4,117	$5,653

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Raw material	$109,236	$108,504
Work-in-process	48,808	39,921
Finished goods	295,588	216,731
	$453,632	$365,156

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Land and improvements	$45,570	$42,140
Buildings and improvements	267,847	243,241
Machinery and equipment	706,982	628,975
Tools, dies and molds	127,158	116,328
Construction-in-process	54,511	29,744
	1,202,068	1,060,428
Less accumulated depreciation	(761,770)	(738,734)
	$440,298	$321,694

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Depreciation on property, plant and equipment were $12.7 million and $9.6 million for the three months ended September 30, 2024 and 2023, respectively, and $38.6 million and $30.4 million for the nine months ended September 30, 2024 and 2023, respectively.

6. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

	Weighted- Average Useful Lives (in Years)	September 30, 2024	December 31, 2023
Amortizable intangible assets:
Customer lists/relationships	13.50	$6,500	$—
Trade names	10.00	5,500	—
Other intangibles	15.87	3,384	3,384
Total at cost		15,384	3,384
Less accumulated amortization		(2,348)	(1,953)
		$13,036	$1,431

Amortization related to intangible assets were $(0.3) million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, the Company recorded a favorable adjustment to amortization expense related to the reduction of amortizable intangible assets associated with a measurement period adjustment associated with the Carlstar purchase price allocation.

The estimated aggregate amortization expense at September 30, 2024, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2024	$691
2025	1,249
2026	1,190
2027	1,154
2028	1,154
Thereafter	7,598
$13,036

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Compensation and benefits	$59,551	$47,543
Warranty	13,240	11,848
Accrued insurance benefits	20,898	19,162
Customer rebates and deposits	16,225	15,490
Accrued other taxes	14,200	13,762
Accrued interest	13,245	4,955
Foreign government grant (1)	3,867	4,509
Other	27,671	22,109
	$168,897	$139,378
(1) The Company received government subsidies in 2023 associated with capital expenditure investments in technological and digital innovation in Europe. The amount of the government subsidies is used to offset existing payables to governmental entities in the future. In addition, during August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of its Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant.

8. WARRANTY

Changes in the warranty liability during the nine months ended September 30, 2024 and 2023, respectively, consisted of the following (amounts in thousands):

	2024	2023
Warranty liability at beginning of the period	$21,710	$19,914
Provision for warranty liabilities	11,689	10,334
Warranty payments made	(11,854)	(9,578)
Other adjustments, including acquisition of Carlstar	1,784	—
Warranty liability at end of the period	$23,329	$20,670

The Company provides limited warranties on workmanship on its products in all market segments.  The majority of the Company’s products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year.  The Company calculates a provision for warranty expense based on past warranty experience.  Warranty accruals are included as a component of other current liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2024
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,067)	$396,933
Revolving credit facility	97,000	—	97,000
Titan Europe credit facilities	17,528	—	17,528
Other debt	6,993	—	6,993
Total debt	521,521	(3,067)	518,454
Less amounts due within one year	15,025	—	15,025
Total long-term debt	$506,496	$(3,067)	$503,429

	December 31, 2023
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,723)	$396,277
Titan Europe credit facilities	22,568	—	22,568
Other debt	7,246	—	7,246
Total debt	429,814	(3,723)	426,091
Less amounts due within one year	16,913	—	16,913
Total long-term debt	$412,901	$(3,723)	$409,178

The weighted-average interest rates on short-term borrowings within one year at September 30, 2024 and December 31, 2023, were approximately 4.0% and 3.1%, respectively.

Aggregate principal maturities of long-term debt at September 30, 2024 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2024	$9,028
2025	8,603
2026	4,683
2027	485
2028	496,389
Thereafter	2,333
$521,521
7.00% senior secured notes due 2028
On April 22, 2021, the Company issued $400 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of the Company's subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following subsidiaries of the Company: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan. The Company is subject to certain covenants associated with the senior secured notes due 2028 and remained in compliance with these debt covenants at September 30, 2024.

Titan Europe Credit Facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $17.5 million in aggregate principal amount at September 30, 2024. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revolving Credit Facility
In connection with the acquisition of Carlstar, Titan entered into a new domestic credit facility which was effective on February 29, 2024. The new credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit (the previous credit facility was $125.0 million) and is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. In addition, swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility has a five-year term and can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of the Company's 7.00% secured notes due in 2028. The new credit facility has terms similar to those contained in the previous credit facility as well as other enhancements to further improve the availability within the borrowing base. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of September 30, 2024, the interest rate was 6.93%.

The Company's amount available for borrowing under the new credit facility at September 30, 2024 totaled $191.0 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $9.9 million and $97.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the new credit facility totaled $84.1 million at September 30, 2024. The Company is subject to certain affirmative and negative covenants under the credit facility, including limits on dividends and repurchases of the Company’s stock, that are described in the credit and security agreement. The Company is in compliance with the debt covenants at September 30, 2024.

Prior to February 29, 2024, the Company had a $125.0 million revolving credit facility with BMO Harris Bank N.A., as agent, and other financial institutions party thereto, until the completion of the new credit facility noted above. The $125.0 million credit facility was collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and was scheduled to mature in October 2026. The credit facility could have been expanded by up to $50.0 million through an accordion provision within the agreement. From time to time, Titan's availability under this credit facility could have been less than $125.0 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain of its domestic subsidiaries. This credit facility was terminated in connection with the effectiveness of the new credit facility.

Other Debt
The Company has a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates between approximately 6.9% and 7.6%, which totaled $7.0 million at September 30, 2024. The maturity dates on this loan range from one year to two years. The Company expects to negotiate an extension of the maturity dates on this loan with the applicable financial institution or to repay the loan, as needed.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Operating lease ROU assets	Operating lease assets	$120,330	$11,955

Operating lease current liabilities	Operating leases current liabilities	$13,077	$5,021
Operating lease long-term liabilities	Operating leases long-term liabilities	109,187	6,153
Total operating lease liabilities		$122,264	$11,174

Finance lease, gross	Property, plant & equipment, net	$6,809	$5,175
Finance lease accumulated depreciation	Property, plant & equipment, net	(4,797)	(3,489)
Finance lease, net		$2,012	$1,686

Finance lease current liabilities	Other current liabilities	$1,180	$1,093
Finance lease long-term liabilities	Other long-term liabilities	1,428	1,321
Total finance lease liabilities		$2,608	$2,414
At September 30, 2024, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
October 1 - December 31, 2024	$5,606	$403
2025	19,111	1,057
2026	17,942	805
2027	15,215	389
2028	13,452	195
Thereafter	129,007	16
Total lease payments	$200,333	$2,865
Less imputed interest	78,069	257
	$122,264	$2,608

Weighted average remaining lease term (in years)	13.53	2.66
Supplemental cash flow information related to leases for the nine months ended September 30, 2024 were as follows: operating cash flows from operating leases were $5.5 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.7 million to the pension plans during the nine months ended September 30, 2024 and $0.1 million are expected to be contributed to the pension plans during the remainder of 2024.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Service cost	$89	$112	$455	$331
Interest cost	917	1,022	2,820	3,097
Expected return on assets	(1,299)	(1,167)	(3,901)	(3,501)
Amortization of unrecognized prior service cost	(14)	(16)	(44)	(49)
Amortization of net unrecognized loss	68	241	204	719
Net periodic pension (benefit) cost	$(239)	$192	$(466)	$597
Service cost is recorded as cost of sales in the Condensed Consolidated Statements of Operations while all other components are recorded in other income.

12. VARIABLE INTEREST ENTITIES

The Company held a variable interest in one joint venture for which Titan is the primary beneficiary. Titan sold the 50% ownership interest in a manufacturer of undercarriage components and complete track systems for earthmoving machines in India on September 30, 2024. Prior to September 30, 2024, as the primary beneficiary of this variable interest entity (VIE), the VIE's assets, liabilities, and results of operations are included in the Company’s Condensed Consolidated Financial Statements. The other equity holder's interests are reflected in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations and “Noncontrolling interests” in the Condensed Consolidated Balance Sheets.
The following table summarizes the carrying amount of the VIE's assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$—	$355
Inventory	—	1,431
Other current assets	—	2,364
Property, plant and equipment, net	—	2,477
Other non-current assets	—	222
Total assets	$—	$6,849

Current liabilities	$—	$1,117
Other long-term liabilities	—	869
Total liabilities	$—	$1,986

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

	September 30, 2024	December 31, 2023
Investments	$8,030	$7,127
Total VIE assets	8,030	7,127
Accounts payable to the non-consolidated VIEs	3,540	3,578
Maximum exposure to loss	$11,570	$10,705

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses were $2.3 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively, and $7.6 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively.

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Income on indirect taxes (1)	$—	$—	$—	$475
Gain on property insurance settlement (2)	520	—	2,433	—
Loss on sale of investment (3)	(1,032)	—	(1,032)	—
Equity investment income	165	222	733	954
Gain on sale of assets	19	87	407	158
Other income	703	152	1,516	822
	$375	$461	$4,057	$2,409
(1) In May 2022, the Brazilian tax authorities approved indirect tax credits to be applied against future tax obligations. For the nine months ended September 30, 2023, the Company recorded indirect tax credits of $0.5 million within other income.
(2) The gain on property insurance settlement relates to the receipt of insurance proceeds of $3.5 million offset by costs to repair one of the Company's operating facilities in Italy related to a 2023 hail storm weather event. During the three months ended September 30, 2024, the Company also received insurance proceeds of $0.5 million associated with certain equipment at our North American wheel facility.
(3) In September 2024, the Company sold its remaining ownership interest in an Indian undercarriage business and incurred a loss of $1.0 million as a result of the sale. The sale agreement includes a commitment to purchase approximately $1.7 million of products from the Indian undercarriage business over a two year period.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. INCOME TAXES

The Company recorded income tax expense of $12.9 million and $4.7 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $38.1 million and $28.4 million, respectively. The Company's effective income tax rate was (244.4)% and 19.4% for the three months ended September 30, 2024 and 2023, respectively, and 114.4% and 25.0% for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, the rate was negatively impacted by non-deductible interest expense in the United States, foreign branch income related to the Carlstar acquisition, and one-time impacts associated with transaction costs, which were also not fully deductible for income tax purposes. Additionally the rate was impacted by the results of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain jurisdictions, and certain foreign inclusion items on the domestic provision.

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

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Titan will continue to evaluate the potential impact on its Condensed Consolidated Financial Statements and related disclosures but does not anticipate a material impact. Titan did not record any tax associated with Pillar 2 for the three and nine-month periods ended September 30, 2024.

16. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income attributable to Titan and applicable to common shareholders	$(18,249)	$19,280	$(6,899)	$81,325
Determination of shares:
Weighted average shares outstanding (basic)	72,013	62,598	69,900	62,810
Effect of restricted stock and stock options	—	497	—	461
Weighted average shares outstanding (diluted)	72,013	63,095	69,900	63,271
(Loss) earnings per common share:
Basic	$(0.25)	$0.31	$(0.10)	$1.29
Diluted	$(0.25)	$0.31	$(0.10)	$1.29

The effect of restricted stock and stock options has been excluded for the three and nine months ended September 30, 2024, as the effect would have been antidilutive. The weighted average value excluded for equity awards for the three and nine months ended September 30, 2024 was 0.4 million and 0.5 million, respectively.

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

18. SEGMENT INFORMATION

The Company has aggregated its operating units into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer. These segments are based on the information used by the chief executive officer to make certain operating decisions, allocate portions of capital expenditures and assess segment performance. The accounting policies of the segments are the same as those described in Note 1, “Basis of Presentation and Significant Accounting Policies” to these Notes to the Condensed Consolidated Financial Statements. Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities. Segment assets are generally determined on the basis of an allocation of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ property, plant, and equipment balances are carried at the corporate level.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents information about certain operating results, separated by market segments, for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales
Agricultural	$175,439	$212,967	$631,442	$787,973
Earthmoving/construction	136,313	155,045	467,085	528,652
Consumer	136,233	33,769	363,837	114,976
	$447,985	$401,781	$1,462,364	$1,431,601
Gross profit
Agricultural	$16,720	$37,026	$89,642	$135,012
Earthmoving/construction	11,653	22,257	55,929	88,583
Consumer	30,432	6,790	71,046	23,930
	$58,805	$66,073	$216,617	$247,525
Income from operations
Agricultural	$1,910	$21,383	$41,692	$86,071
Earthmoving/construction	(1,911)	8,501	13,970	46,561
Consumer	11,282	4,526	22,844	17,183
Corporate & Unallocated	(8,474)	(7,435)	(28,305)	(21,806)
Income from operations	$2,807	$26,975	$50,201	$128,009

Interest expense	(9,005)	(7,229)	(27,103)	(22,446)
Interest income	3,064	3,298	8,483	6,261
Foreign exchange (loss) gain	(2,525)	876	(2,338)	(882)
Other income, net	375	461	4,057	2,409
(Loss) income before income taxes	$(5,284)	$24,381	$33,300	$113,351

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	September 30, 2024	December 31, 2023
Total assets
Agricultural	$612,320	$559,607
Earthmoving/construction	493,508	497,508
Consumer	541,764	155,602
Corporate & Unallocated	39,132	76,528
	$1,686,724	$1,289,245

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents net sales by products and reportable segments for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Three months ended September 30, 2024
Wheels and Tires [including assemblies]	$165,017	$45,424	$130,691	$341,132
Undercarriage systems and components	10,422	90,889	5,542	106,853
Total	$175,439	$136,313	$136,233	$447,985

Nine months ended September 30, 2024
Wheels and Tires [including assemblies]	$599,760	$171,021	$344,275	$1,115,056
Undercarriage systems and components	31,682	296,064	19,562	347,308
Total	$631,442	$467,085	$363,837	$1,462,364

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Three months ended September 30, 2023
Wheels and Tires [including assemblies]	$200,860	$58,846	$29,286	$288,992
Undercarriage systems and components	12,107	96,199	4,483	112,789
Total	$212,967	$155,045	$33,769	$401,781

Nine months ended September 30, 2023
Wheels and Tires [including assemblies]	$753,757	$204,063	$97,707	$1,055,527
Undercarriage systems and components	34,216	324,589	17,269	376,074
Total	$787,973	$528,652	$114,976	$1,431,601

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2024	$(250,063)	$668	$(2,341)	$(251,736)
Currency translation adjustments, net	12,893	—	—	12,893
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(15)	—	—	29	29
Derivative loss	—	(139)	—	(139)
Balance at September 30, 2024	$(237,170)	$529	$(2,312)	$(238,953)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2024	$(217,455)	$740	$(2,328)	$(219,043)
Currency translation adjustments, net	(19,715)	—	—	(19,715)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $26	—	—	16	16
Derivative loss	—	(211)	—	(211)
Balance at September 30, 2024	$(237,170)	$529	$(2,312)	$(238,953)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2023	$(233,461)	$1,074	$(9,174)	$(241,561)
Currency translation adjustments, net	(25,420)	—	—	(25,420)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(21)	—	—	80	80
Derivative loss	—	(82)	—	(82)
Balance at September 30, 2023	$(258,881)	$992	$(9,094)	$(266,983)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2023	$(243,712)	$1,224	$(9,267)	$(251,755)
Currency translation adjustments, net	(15,169)	—	—	(15,169)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(51)	—	—	173	173
Derivative loss	—	(232)	—	(232)
Balance at September 30, 2023	$(258,881)	$992	$(9,094)	$(266,983)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
20. SUBSEQUENT EVENTS

On October 18, 2024, the Company entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with MHR Capital Partners Master Account LP, a limited partnership organized in Anguilla, British West Indies, MHR Capital Partners (100) LP, a Delaware limited partnership, and MHR Institutional Partners III L.P., a Delaware limited partnership (together, the “MHR Funds”). Pursuant to the Stock Repurchase Agreement, the Company purchased in a privately negotiated transaction from the MHR Funds, and the MHR Funds sold to the Company, an aggregate of 8,005,000 shares (the “MHR Shares”) of the Company’s Common Stock, $0.0001 par value per share, at a per share price of $7.20 per share, for aggregate cash consideration equal to $57,636,000 (the “MHR Repurchase”).
The cash consideration used to purchase the MHR Shares was funded from a combination of cash of approximately $12.6 million and borrowings of $45 million under the Company's domestic credit facility. Immediately prior to the MHR Repurchase, the Company had approximately $84 million of availability under the credit facility, leaving approximately $39 million available following the MHR Repurchase.

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

Acquisition of Carlstar
On February 29, 2024, the Company acquired 100% of the equity interests of Carlstar. The agreements associated with the purchase of the equity interests of Carlstar are included in the Exhibits to our Form 10-Q for the quarter ended March 31, 2024 and the Current Report on Form 8-K filed on February 29, 2024. The results of Carlstar's operations are included in our consolidated financial statements since February 29, 2024. Total acquisition-related costs for the nine months ended September 30, 2024 were $6.2 million.

The purchase consideration was allocated on a provisional basis to the estimated fair value of assets acquired and liabilities assumed for Carlstar as of February 29, 2024. These fair value estimates are preliminary and subject to change as management completes further analyses and studies. For further information, refer to Note 2 to the condensed consolidated financial statements.

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
•expectations concerning the performance and success of the Company’s existing and new products; and
•the Company’s intention to consider and pursue acquisition and divestiture opportunities and the expectations related to acquisitions that the Company has recently effected, in particular the Carlstar acquisition, which could significantly impact the Company's financial results if actual results from the Carlstar acquisition differ from anticipated results.
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
•levels of operating efficiencies;
•the effects of the Company's indebtedness and its compliance with the terms of its various indentures and credit agreements;
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
•risks related to the Company's previously announced intention to negotiate a possible increase in the amount of the Company's common stock that American Industrial Partners and its affiliates may acquire under the Stockholders Agreement dated February 29, 2024 among the Company, Carlstar Intermediate Holdings I LLC, AIPCF V Feeder CTP Tire, LLC and AIPCF V Feeder C (Cayman), LP and the Company's obligations under that agreement to file a resale registration statement with the Securities and Exchange Commission (the SEC) to facilitate sales of its shares by American Industrial Partners thereunder;
•risks relating to our manufacturing facilities, including that any of our material facilities may become inoperable; and
•risks related to financial reporting, internal controls, tax accounting, and information systems, including cybersecurity threats.
Any changes in these factors could lead to significantly different results.  Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to achieve the results as indicated in the forward-looking statements.  Forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information and

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
assumptions contained in this report will in fact transpire. The reader should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by the Company, or on its behalf. All forward-looking statements attributable to Titan are expressly qualified by these cautionary statements.

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

Titan manufactures bias truck tires in Latin America and light truck tires in Russia.  Titan also offers select products for ATVs, side-by-sides, rock climbers, and turf, and has recently expanded its offering into the lawn and garden segment with a major OE customer. This segment also includes sales that do not readily fall into the Company's other segments, such as custom rubber stock mixing sales to a variety of OEMs in tangential industries.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
During recent months, agriculture-related commodity prices have declined from historical highs and farmer income has experienced reduced levels. However, population growth, a shift in consumer preference towards higher protein diets, and the replacement of an aging large equipment fleet in favor of newer and higher productivity technology, have created market conditions which are anticipated to support continued demand for the Company's products in the mid- to long-term time horizon. The agricultural market is currently experiencing a significant slowdown in customer demand, but the underlying market conditions mentioned previously are expected to provide future support for the mid- to long-term demand for the Company's products. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, interest rates, government policies, subsidies, and the demand for used equipment, can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country-specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing a slowdown in OEM demand, but we expect the market to stabilize over the mid to long term given the level of mining capital budgets and forecasted GDP growth. Mineral commodity prices are at relatively high levels, which also supports the forecasted mid- to long-term growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under the Carlstar brands within powersports, outdoor power equipment and high-speed trailers. The consumer market also includes light truck tires and other specialty products, including custom mixing of rubber stock, and train brakes. Some aspects of the consumer market are experiencing a significant slowdown, particularly in the Americas. The consumer segment pace of growth can vary from period to period and is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, and other macroeconomic drivers.

RESULTS OF OPERATIONS

	Three months ended			Nine months ended
(Amounts in thousands, except percentages)	September 30,			September 30,
	2024	2023	% Increase/(Decrease)	2024	2023	% Increase/(Decrease)
Net sales	$447,985	$401,781	11.5%	$1,462,364	$1,431,601	2.1%
Cost of sales	389,180	335,708	15.9%	1,245,747	1,184,076	5.2%
Gross profit	58,805	66,073	(11.0)%	216,617	247,525	(12.5)%
Gross profit %	13.1%	16.4%	(20.1)%	14.8%	17.3%	(14.5)%
Selling, general and administrative expenses	49,533	33,587	47.5%	140,536	102,917	36.6%
Acquisition related expenses	—	—	0.0%	6,196	—	100.0%
Research and development expenses	4,199	3,167	32.6%	12,071	9,399	28.4%
Royalty expense	2,266	2,344	(3.3)%	7,613	7,200	5.7%
Income from operations	$2,807	$26,975	(89.6)%	$50,201	$128,009	(60.8)%

Net Sales
Net sales for the three months ended September 30, 2024 were $448.0 million, compared to $401.8 million in the comparable period of 2023. This growth was primarily driven by higher volumes in the consumer segment, bolstered by the net sales contribution from the Carlstar acquisition completed on February 29, 2024. The sales increase was partially offset by reduced sales in the agricultural and earthmoving/construction segments, stemming from weakened global end customer demand. Furthermore, the net sales increase was impacted by negative price effects primarily due to reductions in steel and energy costs

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
and an unfavorable currency translation impact of 3.3%.

Net sales for the nine months ended September 30, 2024 were $1,462.4 million, compared to $1,431.6 million in the comparable period of 2023. Net sales increase was primarily attributable to increased sales volumes, resulting from the positive contribution from the Carlstar acquisition. The increase was partially offset by lower demand for agriculture and construction equipment, the adverse impact of price, as well as a 3.1% unfavorable foreign currency translation effect.

Gross Profit
Gross profit for the three months ended September 30, 2024 was $58.8 million, or 13.1% of net sales, compared to $66.1 million, or 16.4% of net sales, for the three months ended September 30, 2023. The changes in gross profit and margin were attributed to negative price/mix, reduced fixed cost leverage, a slight increase in material costs, and an inventory revaluation step-up of $0.8 million related to the purchase price allocation for Carlstar. Excluding the inventory revaluation step-up, adjusted gross margin for the three months ended September 30, 2024 would have been 13.3% of net sales.

Gross profit for the nine months ended September 30, 2024 was $216.6 million, or 14.8% of net sales, compared to $247.5 million, or 17.3% of net sales, for the nine months ended September 30, 2023. The changes in gross profit and gross margin for nine months ended September 30, 2024 as compared to the prior year period were primarily due to reduced fixed cost leverage, higher material costs and inventory revaluation step-up of $11.5 million associated with the Carlstar purchase price allocation. Excluding the inventory revaluation step-up, adjusted gross margin for the nine months ended September 30, 2024 would have been 15.6% of net sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2024 were $49.5 million, or 11.1% of net sales, compared to $33.6 million, or 8.4% of net sales, three months ended September 30, 2023. The change in SG&A for the three months ended September 30, 2024 as compared to the prior year period was attributable to the ongoing SG&A associated with the Carlstar operations, specifically related to the management of distribution centers.

Selling, general and administrative expenses for the nine months ended September 30, 2024 were $140.5 million, or 9.6% of net sales, compared to $102.9 million, or 7.2% of net sales, for the nine months ended September 30, 2023. The change in SG&A for the nine months ended September 30, 2024 as compared to the prior year period was primarily driven by the continuing SG&A incurred on the Carlstar operations, which includes the management of distribution centers, and general inflationary cost impacts, such as rising personnel-related expenses.

Acquisition Related Expenses
Acquisition related expenses for the nine months ended September 30, 2024 were $6.2 million, associated with the one-time transaction costs for Carlstar.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended September 30, 2024 were $4.2 million, or 0.9% of net sales, compared to $3.2 million, or 0.8% of net sales, for the comparable period in 2023. R&D expenses for the nine months ended September 30, 2024 were $12.1 million, or 0.8% of net sales, compared to $9.4 million, or 0.7% of net sales, for the comparable period in 2023. R&D spending reflects initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name, currently scheduled to expire in 2025. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle brand. Royalty expenses for the three months ended September 30, 2024 were $2.3 million, or 0.5% of net sales, compared to $2.3 million, or 0.6% of net sales, for the three months ended September 30, 2023. Royalty expenses for the nine months ended September 30, 2024 were $7.6 million, or 0.5% of net sales, compared to $7.2 million, or 0.5% of net sales, for the nine months ended September 30, 2023.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Income from Operations
Income from operations for the three months ended September 30, 2024 was $2.8 million, compared to income from operations of $27.0 million for the three months ended September 30, 2023. Income from operations for the nine months ended September 30, 2024 was $50.2 million, compared to income from operations of $128.0 million for the nine months ended September 30, 2023. The changes in income from operations for the three and nine months ended September 30, 2024 as compared to the prior year periods were primarily due to lower gross profit and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $9.0 million and $7.2 million for the three months ended September 30, 2024 and 2023, respectively, and $27.1 million and $22.4 million for the nine months ended September 30, 2024 and 2023.

The increase in interest expense for the three months ended September 30, 2024 was attributable to a new domestic credit facility, which became effective on February 29, 2024, in connection with the acquisition of Carlstar. This resulted in additional interest expenses being recorded during this period. The higher interest expense for the nine months ended September 30, 2024 was also primarily driven by the new domestic credit facility. These changes in interest expenses reflected the Company's strategic financial decisions and its ongoing efforts to optimize its capital structure and financing activities.

Interest Income
Interest income was $3.1 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively, and $8.5 million and $6.3 million for the nine months ended September 30, 2024 and 2023. The decline in interest income for the three-month period was primarily due to financial investments in Argentina and the United States, while the increase for the nine-month period was mainly driven by financial investments in Brazil.

Foreign Exchange (Loss) Gain
Foreign exchange loss was $2.5 million for the three months ended September 30, 2024, compared to a gain of $0.9 million for the three months ended September 30, 2023. The change in foreign exchange (loss) gain during the three months ended on September 30, 2024, as compared to the prior year period, was attributable to the unfavorable impact of the translation of intercompany loans at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since these intercompany loans are expected to be settled at some point in the future, the loans are adjusted each reporting period to reflect the current exchange rates.

Foreign exchange loss was $2.3 million for the nine months ended September 30, 2024, compared to a loss of $0.9 million for the nine months ended September 30, 2023. The change in foreign exchange loss during the nine months ended on September 30, 2024, as compared to the prior year period, was attributable to the unfavorable impact of the movement of exchange rates in certain geographies in which we conduct business, particularly in Argentina and Turkey (refer to Note 1 to the condensed consolidated financial statements).

Other Income
Other income was $0.4 million for the three months ended September 30, 2024, as compared to other income of $0.5 million in the comparable period of 2023. This decrease was primarily due to a $1.0 million loss on the sale of an Indian undercarriage business, which was partially offset by a $0.5 million gain from insurance proceeds related to equipment at our North American wheel facility, along with an increase of $0.4 million in other miscellaneous income.

Other income was $4.1 million for the nine months ended September 30, 2024, as compared to other income of $2.4 million in the comparable period of 2023. This growth was mainly driven by a $1.9 million gain from a property insurance settlement, reflecting net insurance proceeds received after costs incurred to repair one of our operating facilities in Italy, along with an additional $0.5 million from equipment at our North American wheel facility. This increase was partially offset by the aforementioned loss on the sale of the Indian undercarriage business.

Provision for Income Taxes
The Company recorded income tax expense of $12.9 million and $4.7 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $38.1 million and $28.4 million, respectively. The Company's effective income tax rate was (244.4)% and 19.4% for the three

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
months ended September 30, 2024 and 2023, respectively, and 114.4% and 25.0% for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the income tax expense differed each period due to an overall decrease in pre-tax income. For the nine months ended September 30, 2024, the rate was negatively impacted by non-deductible interest expense in the United States, foreign branch income related to the Carlstar acquisition, and one-time impacts associated with transaction costs, which were also not fully deductible for income tax purposes. Additionally, the rate was impacted by the results of foreign income tax rate differential on the mix of earnings, non-deductible royalty expenses in certain jurisdictions, and certain foreign inclusion items on the domestic provision.

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

Net (Loss) Income and (Loss) Earnings per Share
Net loss for the three months ended September 30, 2024 was $18.2 million, compared to net income of $19.7 million in the comparable period of 2023. For the three months ended September 30, 2024 and 2023, basic (loss) earnings per share were $(0.25) and $0.31, respectively, and diluted (loss) earnings per share were $(0.25) and $0.31, respectively. The Company's net (loss) income and (loss) earnings per share changes were due to the items previously discussed.

Net loss for the nine months ended September 30, 2024 was $4.8 million, compared to net income of $85.0 million in the comparable period of 2023. For the nine months ended September 30, 2024 and 2023, basic (loss) earnings per share were $(0.10) and $1.29, respectively, and diluted (loss) earnings per share were $(0.10) and $1.29, respectively. The Company's net (loss) income and (loss) earnings per share changes were due to the items previously discussed.

SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended September 30, 2024	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$175,439	$136,313	$136,233	$—	$447,985
Gross profit	16,720	11,653	30,432	—	58,805
Profit margin	9.5%	8.5%	22.3%	—	13.1%
Income (loss) from operations	1,910	(1,911)	11,282	(8,474)	2,807
Three months ended September 30, 2023
Net sales	$212,967	$155,045	$33,769	$—	$401,781
Gross profit	37,026	22,257	6,790	—	66,073
Profit margin	17.4%	14.4%	20.1%	—	16.4%
Income (loss) from operations	21,383	8,501	4,526	(7,435)	26,975

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Nine months ended September 30, 2024	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$631,442	$467,085	$363,837	$—	$1,462,364
Gross profit	89,642	55,929	71,046	—	216,617
Profit margin	14.2%	12.0%	19.5%	—	14.8%
Income (loss) from operations	41,692	13,970	22,844	(28,305)	50,201
Nine months ended September 30, 2023
Net sales	$787,973	$528,652	$114,976	$—	$1,431,601
Gross profit	135,012	88,583	23,930	—	247,525
Profit margin	17.1%	16.8%	20.8%	—	17.3%
Income (loss) from operations	86,071	46,561	17,183	(21,806)	128,009

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2024	2023	% Decrease	2024	2023	% Decrease
Net sales	$175,439	$212,967	(17.6)%	$631,442	$787,973	(19.9)%
Gross profit	16,720	37,026	(54.8)%	89,642	135,012	(33.6)%
Profit margin	9.5%	17.4%	(45.4)%	14.2%	17.1%	(17.0)%
Income from operations	1,910	21,383	(91.1)%	41,692	86,071	(51.6)%

Net sales in the agricultural segment were $175.4 million for the three months ended September 30, 2024, as compared to $213.0 million for the comparable period in 2023. The net sales change was primarily attributed to a significant reduction in global demand for agricultural equipment, particularly in North America and Europe. Additionally, an unfavorable foreign currency translation impact of 4.9% further contributed to the change in net sales, mainly due to the weakening Brazilian real and Argentine peso.

Gross profit in the agricultural segment was $16.7 million for the three months ended September 30, 2024, as compared to $37.0 million in the comparable period in 2023.  The change in gross profit was attributed to the lower sales volume, reduced fixed cost leverage, adverse price/mix effects, and increased material costs.

Income from operations in the Company's agricultural segment was $1.9 million for the three months ended September 30, 2024, as compared to income of $21.4 million for the three months ended September 30, 2023. The change in income from operations was mainly due to the lower gross profit resulting from the decline in net sales.

Net sales in the agricultural segment were $631.4 million for the nine months ended September 30, 2024, as compared to $788.0 million for the comparable period in 2023. The net sales change was primarily attributed to lower sales volume in North and South America, reflecting the soft demand for agricultural equipment and a decline in Brazilian economic activity. The unfavorable effect of foreign currency translation by 4.8% also contributed to the change in net sales, mainly due to the weakening Argentine peso and Turkish lira.

Gross profit in the agricultural segment was $89.6 million for the nine months ended September 30, 2024, as compared to $135.0 million in the comparable period in 2023.  The change in gross profit was attributed to the lower sales volume, negative price/mix, higher material costs, and inventory revaluation step-up associated with the Carlstar purchase price allocation.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Income from operations in the Company's agricultural segment was $41.7 million for the nine months ended September 30, 2024, as compared to income of $86.1 million for the nine months ended September 30, 2023. The overall change in income from operations was primarily due to the lower gross profit resulting from the decrease in net sales.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2024	2023	% Decrease	2024	2023	% Decrease
Net sales	$136,313	$155,045	(12.1)%	$467,085	$528,652	(11.6)%
Gross profit	11,653	22,257	(47.6)%	55,929	88,583	(36.9)%
Profit margin	8.5%	14.4%	(41.0)%	12.0%	16.8%	(28.6)%
(Loss) income from operations	(1,911)	8,501	(122.5)%	13,970	46,561	(70.0)%

The Company's earthmoving/construction segment net sales were $136.3 million for the three months ended September 30, 2024, as compared to $155.0 million in the comparable period in 2023. The change in net sales was primarily attributed to reduced sales volume due to softer demand in North America and Europe, which was partially offset by positive contributions from the Carlstar acquisition. Additionally, adverse price/mix effects due to reductions in steel and energy costs and a 1.1% unfavorable impact from foreign currency translation contributed to the overall change.

Gross profit in the earthmoving/construction segment was $11.7 million for the three months ended September 30, 2024, as compared to $22.3 million for the three months ended September 30, 2023. The change in gross profit was primarily attributed to lower sales volume in North America and Europe, and reduced fixed cost leverage.

The Company's earthmoving/construction segment loss from operations was $1.9 million for the three months ended September 30, 2024 , as compared to an income of $8.5 million for the three months ended September 30, 2023. The change was primarily due to lower sales volume, which adversely affected fixed cost leverage and gross margins.

The Company's earthmoving/construction segment net sales were $467.1 million for the nine months ended September 30, 2024, as compared to $528.7 million in the comparable period in 2023. The change in earthmoving/construction sales was mainly due to reduced sales volume in the Americas and Europe, a slowdown among construction OEM customers, lower steel prices in Europe, and a 0.7% negative impact from foreign currency translation.

Gross profit in the earthmoving/construction segment was $55.9 million for the nine months ended September 30, 2024, as compared to $88.6 million for the nine months ended September 30, 2023. Similar to the three-month period, the change in gross profit was attributed to lower sales volume, negative/price mix, and reduced fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $14.0 million for the nine months ended September 30, 2024, as compared to $46.6 million for the nine months ended September 30, 2023. The change was a result of lower sales volume impacting gross margins.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2024	2023	% Increase	2024	2023	% Increase/(Decrease)
Net sales	$136,233	$33,769	303.4%	$363,837	$114,976	216.4%
Gross profit	30,432	6,790	348.2%	71,046	23,930	196.9%
Profit margin	22.3%	20.1%	10.9%	19.5%	20.8%	(6.3)%
Income from operations	11,282	4,526	149.3%	22,844	17,183	32.9%

Consumer segment net sales were $136.2 million for the three months ended September 30, 2024, as compared to $33.8 million for the three months ended September 30, 2023. This growth was primarily attributed to higher sales volumes following the Carlstar acquisition, although it was partially offset by reduced sales in the Americas due to challenging market conditions and a 3.2% negative impact from foreign currency translation, mainly due to the weakening Brazilian real.

Gross profit from the consumer segment was $30.4 million for the three months ended September 30, 2024, as compared to $6.8 million for the three months ended September 30, 2023. The increase in gross profit and profit margin was largely driven by the benefits derived from the Carlstar acquisition.

Consumer segment income from operations was $11.3 million for the three months ended September 30, 2024, as compared to income of $4.5 million for the three months ended September 30, 2023. The increase was primarily driven by the higher gross profit generated from the acquisition.

Consumer segment net sales were $363.8 million for the nine months ended September 30, 2024, as compared to $115.0 million for the nine months ended September 30, 2023. This increase was mainly driven by the favorable effects of the Carlstar acquisition, although it was partially offset by lower sales volumes in the Americas due to adverse market conditions and a 2.1% negative impact from foreign currency, primarily due to the weakening Brazilian real.

Gross profit from the consumer segment was $71.0 million for the nine months ended September 30, 2024, as compared to $23.9 million for the nine months ended September 30, 2023. The increase in gross profit was influenced by the Carlstar acquisition. The change in profit margin from 20.8% for the nine months ended September 30, 2023 to 19.5% for the nine months ended September 30, 2024, was primarily due to a $9.4 million inventory revaluation step-up associated with the acquisition.

Consumer segment income from operations was $22.8 million for the nine months ended September 30, 2024, as compared to income of $17.2 million for the nine months ended September 30, 2023. The increase was driven by the higher gross profit attributable to the factors mentioned above.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $8.5 million for the three months ended September 30, 2024, and $28.3 million for the nine months ended September 30, 2024, as compared to $7.4 million for the three months ended September 30, 2023, and $21.8 million for the nine months ended September 30, 2023.

Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The increase in corporate and unallocated expenses for the three months ended September 30, 2024 as compared to the prior year period was mainly attributed to higher SG&A expenses, particularly professional service fees. The increase in corporate and unallocated expenses for the nine months ended September 30, 2024 as compared to the prior year period was primarily due to transaction costs of $6.2 million related to the Carlstar acquisition in the first quarter of 2024.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2024, the Company had $227.3 million of cash, which increased as compared to the December 31, 2023 ending balance of $220.3 million, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2024	2023	Change
Net (loss) income	$(4,803)	$84,988	$(89,791)
Depreciation and amortization	40,059	31,598	8,461
Deferred income tax provision	21,646	5,868	15,778
Income on indirect taxes	—	(3,096)	3,096
Proceeds from property insurance settlement	(3,537)	—	(3,537)
Foreign currency loss (gain)	1,375	(2,348)	3,723
Accounts receivable	28,886	17,503	11,383
Inventories	53,914	32,197	21,717
Prepaid and other current assets	10,856	18,386	(7,530)
Accounts payable	(28,502)	(62,751)	34,249
Other current liabilities	8,317	12,241	(3,924)
Other liabilities	1,417	1,310	107
Other operating activities	3,123	4,210	(1,087)
Cash provided by operating activities	$132,751	$140,106	$(7,355)

During the first nine months of 2024, cash flows provided by operating activities was $132.8 million. This was mainly driven by working capital reduction and non-cash adjustments for depreciation and amortization expense of $40.1 million and deferred income tax provision of $21.6 million. Additionally, the Company incurred $6.2 million in transaction costs associated with the Carlstar acquisition in the first quarter of 2024.

Operating cash flows decreased by $7.4 million when comparing the first nine months of 2024 to the comparable period in 2023. This decline was primarily attributed to lower net income, partially offset by the positive impact of focused working capital management. Key factors contributing to this management included a $34.2 million increase in accounts payable, a $11.4 million improvement due to collections efforts on accounts receivable, and a $21.7 million improvement in inventory management.

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2024	2023	2023
Days sales outstanding	56	51	54
Days inventory outstanding	111	104	101
Days payable outstanding	(57)	(57)	(55)
Cash conversion cycle	110	98	100

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Cash conversion cycle increased by 10 days when comparing September 30, 2024 to September 30, 2023. This increase was primarily due to the Carlstar acquisition, which led to additional accounts receivable and inventory at the end of the third quarter of 2024, as a result of its customer mix and use of distribution centers to have product on demand for customers. Inventory management is critical for the business in preparation for the future periods to supply customers efficiently, which was the driver of increased days in inventory at the end of September 30, 2024.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2024	2023	Change
Capital expenditures	$(52,318)	$(41,480)	$(10,838)
Business acquisition, net of cash acquired	(143,643)	—	(143,643)
Proceeds from sale of investment	1,791	—	1,791
Proceeds from property insurance settlement	3,537	—	3,537
Proceeds from sale of fixed assets	1,603	1,795	(192)
Cash used for investing activities	$(189,030)	$(39,685)	$(149,345)
During the first nine months of 2024, Titan reported a net cash outflow of $189.0 million from investing activities, as compared to the $39.7 million outflow recorded in the same period of 2023. This rise was primarily attributed to the acquisition of Carlstar for a cash consideration of $143.6 million, which included an additional payment of $19.8 million for excess working capital to the sellers, which has now been recovered through active working capital management. The Company also invested a total of $52.3 million in capital expenditures in the first nine months of 2024, compared to $41.5 million in the corresponding period of 2023. These capital expenditures were directed toward the replacement and enhancement of plant equipment, as well as the procurement of new tools, dies, and molds to support new product development initiatives. The increased capital outlay in 2024 includes the impact of Carlstar capital expenditures, and also reflects Titan's strategic efforts to improve its existing facilities, enhance manufacturing capabilities, and drive operational efficiency and labor productivity gains. The proceeds from property insurance settlement of $3.5 million in the second quarter of 2024 was related to the repair of one of our operating facilities in Italy associated with a 2023 hail storm weather event.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2024	2023	Change
Proceeds from borrowings	$159,614	$6,628	$152,986
Payment on debt	(66,601)	(25,017)	(41,584)
Payment of debt issuance costs	(3,115)	—	(3,115)
Repurchase of common stock	(16,106)	(19,064)	2,958
Other financing activities	(738)	(2,540)	1,802
Cash provided by (used for) financing activities	$73,054	$(39,993)	$113,047
During the first nine months of 2024, $73.1 million cash was provided by financing activities. This was primarily driven by the acquisition of Carlstar on February 29, 2024, for which Titan borrowed $147.0 million under a new domestic credit facility.

During the first nine months of 2023, $40.0 million cash was used for financing activities. The Company made debt payments of $25.0 million and repurchased common stock of $19.1 million, partially offset by proceeds from borrowings of $6.6 million.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company is in compliance with these debt covenants at September 30, 2024.

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

Summarized Balance Sheets:

(Amounts in thousands)	September 30, 2024	December 31, 2023
Assets
Current assets	$71,653	$93,339
Property, plant, and equipment, net	91,755	88,739
Intercompany accounts, non-guarantor subsidiaries	405,175	486,860
Other long-term assets	51,410	72,678
Liabilities
Current liabilities	84,005	83,198
Long-term debt	493,934	396,277
Other long-term liabilities	10,354	4,626

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Summarized Statement of Operations:

(Amounts in thousands)	Nine months ended
September 30, 2024
Net sales	$381,938
Gross profit	46,157
Loss from operations	(11,599)
Net loss	(59,049)

Liquidity Outlook
At September 30, 2024, the Company had $227.3 million of cash and cash equivalents. At September 30, 2024, there were $97.0 million of borrowings under the Company's $225 million credit facility. Titan's availability under this credit facility may be less than $225 million as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's amount available for borrowing totaled $191.0 million at September 30, 2024. With outstanding letters of credit totaling $9.9 million and $97.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility totaled $84.1 million at September 30, 2024. The cash and cash equivalents balance of $227.3 million included $210.7 million held in foreign countries. Refer to Note 20 to the consolidated financial statements for subsequent event impacting liquidity, including cash and cash equivalents and borrowings under the revolving credit facility.

The Company is expecting full year capital expenditures to be approximately $65 million to $70 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to between $16 million and $18 million for the remainder of 2024 based on September 30, 2024 debt balances. The forecasted interest payment is comprised primarily of the semi-annual payment of $14 million to be paid in October 2024 for the 7.00% senior secured notes, and between $2 million and $3 million of payments on the credit facility, which will be variable dependent upon on the prevailing SOFR rate and outstanding debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets may also be a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2023 Form 10-K. As discussed in the 2023 Form 10-K, the preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of the Company’s updated accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in Note 2. Business Combination in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q, Titan acquired Carlstar on February 29, 2024. The total revenues of Carlstar represented approximately 28.8% and 21.6% of the total net sales as shown on our Consolidated Financial Statements for the three months and nine months ended September 30, 2024, respectively, and Carlstar’s total assets constituted approximately 12.9% of total assets as shown on our Condensed Consolidated Balance Sheet as of September 30, 2024. Titan is currently integrating Carlstar into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the SEC, is excluding the business from our assessment of internal control over financial reporting as of September 30, 2024. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for up to one year following the acquisition.

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

Other than as set forth above, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2024 and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table is a summary of stock repurchases for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(1)(2) (in thousands)
July 1, 2024 to July 31, 2024	75,000	$7.12	75,000	$9,123
August 1, 2024 to August 31, 2024	525,000	$7.86	525,000	$4,980
September 1, 2024 to September 30, 2024	450,000	$8.11	450,000	$1,315
Total	1,050,000		1,050,000
(1) On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of September 30, 2024, $1.3 million remains available for future share repurchases under the program. All shares in the table were purchased in the open market under the publicly announced repurchase program.
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

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Third Quarter

During the fiscal quarter ended September 30, 2024, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
Stock Repurchase Agreement dated October 18, 2024 by and among Titan International, Inc., a Delaware corporation, MHR Capital Partners Master Account LP, a limited partnership organized in Anguilla, British West Indies, MHR Capital Partners (100) LP, a Delaware limited partnership, and MHR Institutional Partners III L.P., a Delaware limited partnership

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 30, 2024	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)