Form 10-K
period 2024-12-31
TITAN INTERNATIONAL INC
filed 2025-02-27
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2024, was approximately $360 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2024.
Indicate the number of shares of Titan International, Inc. outstanding: 63,197,710 shares of common stock, $0.0001 par value, as of February 18, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

NOTE ON FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, which are covered by the "Safe Harbor for Forward-Looking Statements" provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. Titan International, Inc. (together with its subsidiaries “Titan” or the “Company”) has tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items, statements relating to the following:
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
•possible changes in domestic and international laws and policies, including the potential imposition of tariffs by various governments on imported goods;
•the Company's ability to meet conditions of loan agreements, indentures and other financing documents;
•the Company’s business strategies, including its intention to introduce new products;
•expectations concerning the performance and success of the Company’s existing and new products; and
•the Company’s intention to consider and pursue acquisition and divestiture opportunities and the expectations related to acquisitions that the Company has recently effected, in particular the acquisition of The Carlstar Group, LLC ("Carlstar"), which could significantly impact the Company's financial results if actual results from the Carlstar acquisition differ from anticipated results.
Readers of this Form 10-K should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including those described in “Item 1A – Risk Factors” in Part I of this Form 10-K, certain of which are beyond the Company’s control.

Actual results could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including:
•the effect of the geopolitical instability resulting from the military conflicts between Russia and Ukraine on our Russian and global operations, and between Israel and Hamas on increased costs and ancillary impacts on our global operations;
•Uncertainties from political or electoral changes in the United States, Europe and elsewhere, including the possible imposition of tariffs by various countries on imported goods;
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
•risks related to the Company's previously announced intention to negotiate a possible increase in the amount of the Company's common stock that American Industrial Partners and its affiliates may acquire under the Stockholders Agreement dated February 29, 2024 executed in connection with the Carlstar acquisition, and the termination of the standstill under that agreement following the Company’s 2025 annual meeting of stockholders, as well as the impact of any sales of the Company’s shares held by affiliates of American Industrial Partners pursuant to the Form S-3 registration statement filed with and declared effective by the Securities and Exchange Commission (the “SEC”);
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

PART I

ITEM 1 – BUSINESS

OVERVIEW
Titan, is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe.  Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was originally incorporated in 1983 and has increased its global footprint and enhanced product offerings through major acquisitions which include the following:
•2005 - The Goodyear Tire & Rubber Company’s North American farm tire assets
•2006 - Off-the-road ("OTR") tire assets of Continental Tire North America
•2011 - The Goodyear Tire & Rubber Company's Latin American farm tire business
•2013/2014 - A noncontrolling interest in Voltyre-Prom, a leading producer of agricultural and industrial tires, which owns and operates an over two million square foot manufacturing facility located in Volgograd, Russia
•2019 - An additional 21.4% interest in Voltyre-Prom (from 42.9% to 64.3%) resulting in controlling interest
•2024 - Acquisition of Carlstar, a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, trailers, and small to midsize agricultural and construction equipment.

As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers ("OEMs") and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets.  Titan manufactures and sells certain tires under the Goodyear Farm Tire, Titan Tire, Carlstar and Voltyre-Prom Tire brands and has complete research and development facilities to validate tire and wheel designs. Carlstar sells tire products under the Carlisle® brand under a long-term license agreement that expires in 2033 and also sells tires under other recognized brand names, including ITP®, Trail Wolf®, Links®, USA Trail® and Carlisle Radial Trail HD™ highway trailer tires.

BUSINESS SEGMENTS
Titan designs and manufactures products for OEMs and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets. For additional information concerning the revenues, expenses, income from operations, and assets attributable to each of the segments in which the Company operates, see Note 25 to our consolidated financial statements.

AGRICULTURAL SEGMENT
Titan’s agricultural wheels, tires, and components are manufactured for use on various agricultural equipment, including tractors, combines, skidders, plows, planters, and irrigation equipment, and are sold directly to OEMs and to the aftermarket through independent distributors, equipment dealers, and Titan’s distribution centers. The wheels range in diameter from nine inches to 54 inches, with the 54-inch diameter being the largest agricultural wheel manufactured in North America. Basic configurations are combined with distinct variations (such as different centers and a wide range of material thickness) allowing the Company to offer a broad line of products to meet customer specifications. Titan’s agricultural tires range from approximately one foot to approximately seven feet in outside diameter and from five inches to 55 inches in width. Agricultural tires are offered under the Goodyear Farm Tire, Titan Tire, Carlstar, ACES and Voltyre-Prom brands with a full portfolio of sizes, load carrying capabilities, and tread patterns necessary for the markets served. The Company offers the added value of delivering a complete wheel and tire assembly to OEM and aftermarket customers.

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

CONSUMER SEGMENT
In February 2024, Titan acquired Carlstar, which is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, and high speed trailers. Carlstar is primarily concentrated in the consumer segment, but also manufactures and sells small to midsize agricultural tires. Products are offered in Carlstar, ITP, Black Rock, and Unique brands with portfolios commensurate to supporting these markets. The Company also offers the added value of wheel and tire assembly for many of these products to select OEM customers.

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

SUSTAINABILITY
Titan is committed to being a positive force in the lives of our employees, and customers and in the communities in which they work and live. The Company has made significant progress on the environmental, social and governance ("ESG") areas by creating and updating various policies, preparing new forms of monitoring, and expanding disclosure of data regarding operations.

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

Titan works toward continuous improvement in considering our impact on the environment. Whether it is creating tires that reduce soil compaction, which also help our customers increase yield, closely tracking our business operations to identify opportunities to reduce the use of certain solvents, finding uses for recycled materials or discovering new ways to design our facilities more sustainably, we are committed to making ongoing strides toward lessening our impact on our world.

As part of our commitment to the environment, Titan has Environmental Management Systems in place across many of our global facilities. Our systems monitor and track energy consumption, waste management, pollution prevention, emissions control and overall environmental health throughout our footprint, which enables us to measure and continuously improve environmental performance. We also conduct routine internal environmental assessment audits at our facilities. Currently 17 of our locations are ISO 14001 certified, making up 45% of our facility footprint. We continue to strive for efficiency and operational improvements to lessen our impact on the environment.

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

Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance. Additionally, we have conducted company-wide stock grant programs for employees with the most recent grant program occurring in March 2024.

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

EMPLOYEES
At December 31, 2024, the Company employed approximately 8,303 people worldwide, including approximately 5,284 located outside the United States.

At December 31, 2024, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 30% of the Company’s U.S. employees, are covered by collective bargaining agreements, which was renewed in January 2025 and will expire on November 16, 2028.

Outside the United States, the Company enters into employment agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements generally correspond in each case with the required or customary terms in the subject jurisdiction.

COMPETITION
The Company competes with several domestic and international companies, some of which are larger and have greater financial and marketing resources than Titan.  The Company believes it is a primary source of steel wheels to the majority of its North American customers.  Major competitors in the off-highway wheel market include Accuride, Gianetti, Moveero, Jantsa, Kenda, Maxin, OTR, Pronar, Rimex, Trelleborg Group, Topy Industries, Ltd, Wanda and Wheels India Limited.  Significant competitors in the off-highway tire market include Alliance Tire Company Ltd., Balkrishna Industries Limited (BKT), Bridgestone/Firestone, Michelin, Mitas a.s., and Pirelli. Significant competitors in the undercarriage market include Berco and Caterpillar.
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

All tractor type track groups (up to 350 ton class) produced by the Company are built from five major parts: shoes, right and left hand links, pins, bushings and bolts and nuts. Shoes are manufactured from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Starting from 200 ton class excavator, shoes are either forged or casted. Tailor made special shaped shoes are obtained from heat treated steel cast in the Company foundry. Right and left hand links are die forged, hot trimmed, mass heat treated, pre-machined, induction hardened on rail surface for optimal wear and fatigue resistance, and finally machined. Pins are made from round bars that are cut, machined, heat treated, and surface finished. Bushings are generally cold extruded, pre-machined, mass heat treated by several thermal processes, carburizing or induction hardened or through hardened for wear resistance and optimal toughness and finish machined. All monobloc type track groups (250 ton class up) are high alloyed steel heavy castings, mass heat treated, induction hardened and machined to purpose in the Company foundry.

The lifetime lubricated and maintenance-free track and carrier rollers are assembled with three major components: single or double flange roller shells (typically hot forged in halves, deep hardened, friction or arc welded, and finish machined with metallurgical characteristics depending upon size and application), shafts (generally cut from bars or forged, mass heat treated, pre-machined, induction hardened, and ground) and casted brackets to fit the rollers onto the machine. The sealing of the rollers is generally obtained by Duo Cone Steel seals. Between shell and shaft there are sliding bearings or tapered roller bearing.

The idler assemblies are also lifetime lubricated, for virtually no maintenance. They are offered with cast (single web or hollow design), forged (single web) or fabricated (welded) shells, depending on size and application, and feature induction-hardened tread surfaces for optimal wear resistance.

The sprockets, designed to transfer the machine driving loads from the final drive to the track, are produced cast or forged in several geometric options, depending upon size and application. They are also heat treated for wear resistance and cracking resistance.

The undercarriage systems, custom designed and produced by the Company, consist of a structural steel fabricated frame, all the undercarriage components mentioned above (track groups, track and carrier rollers, idler assemblies, and sprockets) and a final drive. They are completely assembled in house, for consistent quality.

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

•Quality Control
The Company is ISO certified at all seven main domestic manufacturing facilities located in Aiken, South Carolina; Bryan, Ohio; Clinton, Tennessee; Des Moines, Iowa; Freeport, Illinois; Jackson, Tennessee; and Quincy, Illinois, as well as the majority of its foreign manufacturing facilities.  The ISO series is a set of related and internationally recognized standards of management and quality assurance.  The standards specify guidelines for establishing, documenting, and maintaining a system to ensure quality.  The ISO certifications are a testament to Titan’s dedication to providing quality products for its customers.

•International Operations
The Company operates manufacturing facilities outside of the United States in Latin America, Europe, and Asia and other international regions. For the year ended December 31, 2024, these regions contributed 16%, 25%, and 8% of the Company's net sales, respectively. For the year ended December 31, 2023, they accounted for 19%, 31% and 5% of net sales, respectively. For the year ended December 31, 2022, the contributions were 19%, 27% and 4% of net sales, respectively.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets. As a part of the design process, Titan seeks to be stewards of the environment through the adoption of eco-design principles, life cycle assessments, and evaluation of incorporating the use of recycled material and alternate environmentally friendly and sustainable raw materials where possible. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope and soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $16.5 million, $12.5 million, and $10.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company owns various national and international trademarks and trademark registrations. The Company has royalty-bearing trademark license agreements with The Goodyear Tire & Rubber Company ("Goodyear") to manufacture and sell certain tires under the Goodyear name. The licenses for farm tires cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States (CIS) countries. These licenses expire in 2025 and is expected to be renewed with similar terms as the previous agreement. The Company and Goodyear are negotiating to renew the agreement and amend the farm tire licenses to include the countries of Australia and New Zealand. The Company also has a trademark license and knowhow license with Goodyear to manufacture and sell certain non-farm tire products in Mexico, Uruguay, and Brazil. These licenses expire in 2025 and is expected to be renewed with similar terms as the previous agreement. The countries of Bolivia and Paraguay were deleted from the original non-farm tire licenses. Additionally, the Company has a trademark license agreement with Carlisle Companies, Inc. (“Carlisle”) to manufacture and sell certain tires under the Carlisle brand. This trademark license agreement is scheduled to expire in 2033.

CUSTOMERS
Titan’s 10 largest customers accounted for 35% of net sales for the year ended December 31, 2024, and 40% of net sales for the year ended December 31, 2023.  Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 11% and 13% of the Company's consolidated net sales for the years ended December 31, 2024 and 2023, respectively. No other customer accounted for 10% or more of Titan’s net sales in 2024 and 2023.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

ORDER BACKLOG
The Company's backlog of orders is not considered material to, or a significant factor in, evaluating and understanding any of the Company's business segments or Titan's businesses considered as a whole.

MARKETING AND DISTRIBUTION
The Company employs an internal sales force and utilizes several manufacturing representative firms for sales in North America, Europe, Latin America, Asia, and other worldwide locations.  Sales representatives are primarily organized within geographic regions.

Titan distributes wheels, tires, assemblies, and undercarriage systems directly to OEMs. The distribution of aftermarket tires occurs primarily through a network of independent and OEM-affiliated dealers, along with tire wholesalers.

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

LAWS AND GOVERNMENTAL REGULATIONS
The Company's policy is to conduct its global operations in accordance with all applicable laws, regulations and other requirements. In the ordinary course of business, similar to other industrial manufacturing companies, Titan is subject to extensive and evolving federal, state, local, and international environmental laws and regulations. From time to time, the Company has incurred, and may in the future incur, costs and additional charges associated with environmental compliance and cleanup projects, including remediation activities. As appropriate, the Company makes provisions for the estimated financial impact of potential environmental cleanup activities.  The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated.  Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities.  The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advances in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings, and the length of time involved in remediation or settlement.  Due to the difficult nature of predicting future environmental costs, the Company may not be able to anticipate or predict with certainty the potential material adverse effect on its operations, cash flows, or financial condition as a result of efforts to comply with, or any future liability under, environmental laws, regulations or other requirements.

AVAILABLE INFORMATION
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available, without charge, through the Company’s website located at www.titan-intl.com under "Investor Relations" as soon as reasonably practicable after they are filed with the SEC.  You can also obtain copies of these materials by accessing the SEC’s website at www.SEC.gov.  The following documents are also posted on the Company’s website:
•Corporate Governance Policy
•Code of Business Conduct
•Audit Committee Charter
•Compensation Committee Charter
•Nominating Committee Charter
•Corporate Governance Committee Charter
•Environmental and Social Commitment

You may obtain printed copies of these documents, without charge, by writing to:  Titan International, Inc.,
c/o Corporate Secretary, 1525 Kautz Road, Suite 600, West Chicago, Illinois 60185.

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

•The Company has significant international operations and sales and purchases raw materials from foreign suppliers.
The Company had total aggregate net sales outside the United States of approximately $910.2 million, $1.0 billion, and $1.1 billion for the years ended December 31, 2024, 2023, and 2022, respectively. Net sales outside the United States are a significant proportion of total net sales, accounting for 49%, 55% and 50% for the years ended December 31, 2024, 2023, and 2022, respectively. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

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

Industry and Customer Base
•The Company operates in cyclical industries and is subject to changes in U.S. and global economies.
The Company's sales are substantially dependent on three major industries: agricultural equipment, earthmoving/construction equipment, and consumer products.  The business activity levels in these industries are subject to specific industry and general economic cycles.  Any downturn in these industries or the general economies in the countries in which the Company’s products are sold could drive decreases in demand for Titan’s products and have a material adverse effect on Titan’s business.
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
The Company’s ten largest customers, which are primarily OEMs, accounted for 35%, 40%, and 43% of Titan’s net sales for 2024, 2023, and 2022, respectively. Net sales to Deere & Company represented 11%, 13%, and 15% of Titan’s net sales for 2024, 2023, and 2022 respectively. No other customer accounted for 10% or more of Titan's net sales in 2024, 2023, or 2022. Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers which could have an adverse effect on the Company's results of operations.

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
Titan is party to collective bargaining agreements covering a portion of the Company's workforce. Titan is exposed to risks associated with disruptions to the Company’s operations if the Company is unable to reach a mutually agreeable domestic collective bargaining agreement. The current domestic collective bargaining agreement was ratified in January 2025 and will expire on November 16, 2028. If Titan is unable to maintain satisfactory labor relations with its employees covered by collective bargaining agreements, these employees could engage in strikes, or the Company may otherwise experience work slowdowns or be subject to other labor actions. Any such actions, and any other labor disputes with the Company’s employees domestically or internationally, could materially disrupt its operations. Future collective bargaining agreements may impose significant additional costs on Titan, which could adversely affect its financial condition and results of operations.

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
The Company’s revolving credit facility, the indenture relating to the Company’s 7.00% senior secured notes due 2028 and its other debt obligations contain covenants and restrictions that may impact the Company’s business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Restrictions” below for a further discussion of these covenants and restrictions. A breach of one or more of these covenants could result in adverse consequences that could negatively impact the Company's business, results of operations and financial condition. These consequences could limit Titan’s ability to respond to market conditions, to provide for unanticipated capital investments, to raise additional debt or equity capital, to pay dividends, or to take advantage of business opportunities, including future acquisitions.  Titan’s ability to comply with the covenants may be affected by events beyond its control, including prevailing economic, financial, and industry conditions.

International
•The Company may be affected by unfair trade.
Titan faces intense competition from producers both in the United States and around the world, some of which may engage in unfair trade practices.  For example, in early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the U.S. Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry. As a result, antidumping ("AD") and countervailing duty ("CVD") orders were imposed on dumped and subsidized imports of off-the-road tires from India. Titan Tire Corporation has been participating in recent annual administrative reviews of the AD/CVD orders by the DOC and has appealed aspects of the final results of the 2021 CVD administrative review to the U.S. Court of International Trade. Unfair trade may have a material adverse effect on Titan's business.

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

On August 16, 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. As part of the Inflation Reduction Act, the U.S. Congress enacted the corporate alternative minimum tax ("CAMT"). Titan does not currently expect the Inflation Reduction Act or CAMT to have a material impact on our financial results, including on our annual estimated effective tax rate.

•The military conflict between Russia and Ukraine may adversely affect our business and financial statements.
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States and other countries throughout the world and these economic sanctions may result in an adverse effect on the Company's Russian operations. Furthermore, while we have policies, procedures and internal controls in place designed to ensure compliance with applicable sanctions and trade restrictions, and though the current effects from the Russia-Ukraine conflict have, thus far, not resulted in a material adverse impact to the Company’s financial condition or results of operations, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. We rely on our employees to adhere to the policies, procedures and internal controls we have established to maintain compliance with evolving sanctions and export controls. To that end, we have implemented training programs, both in person and online, to educate our employees on applicable sanctions and export controls laws. If we are held responsible for a violation of U.S. or other countries’ sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 5% and 7% of consolidated assets of Titan as of December 31, 2024, and 2023, respectively. The Russian operations represent approximately 5%, 6%, and 6% of consolidated global sales for the years ended December 31, 2024, 2023, and 2022, respectively. The military conflict between Russia and Ukraine has not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

•The Israeli-Hamas military conflict may adversely affect our business and financial statements.
In October 2023, an armed conflict between the Hamas-led militant groups and Israel military forces began and continued to escalate throughout much of 2024 in Israel and the surrounding region. The Company does not have operations in the region affected by the military conflict, and the conflict has not had a significant impact on the Company’s global operations. The Company has experienced an increase in container freight costs as a result of the impact of global shipping routes due to the conflict within the region. Notwithstanding the recent January 2025 cease fire related to this conflict, the resumption or escalation of military conflict in this region could have broader economic consequences beyond their current scope. The Company continues to monitor the potential impacts on the business, including increased cost of energy, and the ancillary impacts that the military conflict could have on other global operations.

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
The Company is subject to corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations of the SEC, the Public Company Accounting Oversight Board ("PCAOB"), and the New York Stock Exchange ("NYSE"). These laws, rules, and regulations continue to evolve and may become increasingly restrictive in the future. Failure to comply with these laws, rules, and regulations may have a material adverse effect on Titan’s reputation, financial condition, and the value of the Company’s securities.

•The Company is subject to risks associated with maintaining adequate disclosure controls and internal controls over financial reporting.
Failure to maintain adequate financial and management processes and controls could affect the accuracy and timing of the Company's financial reporting. Testing and maintaining effective internal control over financial reporting and disclosures involves significant costs and could divert management's attention from other matters that are important to Titan's business. If the Company does not maintain adequate financial and management personnel, processes, and controls, it may not be able to accurately report its financial performance on a timely basis, the Company may be otherwise unable to comply with the periodic reporting requirements of the SEC and the listing of the Company’s common stock on the NYSE could be suspended or terminated, each of which could have a material adverse effect on the confidence in the Company's financial reporting, its credibility in the marketplace, and the trading price of Titan's common stock.

Information Technology and Data Protection
•The Company may be adversely affected by a disruption in, or failure of, information technology systems.
In the ordinary course of business, the Company relies upon information technology systems, some of which are managed by third parties, to process, transmit, and store electronic information. Technology systems are used in a variety of business processes and activities, including purchasing, manufacturing, distribution, invoicing, and financial reporting. The Company utilizes security measures and business continuity plans to prevent, detect, and remediate damage from computer viruses, natural disasters, unauthorized access (whether through cybersecurity attacks or otherwise), utility failures, and other similar disruptions. Despite Titan's security measures and safeguards, a security breach or information technology system interruption or failure may disrupt and affect the Company's business, resulting in customer dissatisfaction, potential legal claims and adversely affect Titan’s results of operations and financial conditions. There can be no assurance that any such security measures or plans will be sufficient to mitigate all potential risks to Titan's systems, networks, and information. Further a significant theft, loss, or fraudulent use of customer or employee information could adversely impact the Company's reputation and could result in unauthorized release of confidential or otherwise protected information, significant costs, fines, and litigation, including with respect to enhanced cybersecurity protection and remediation costs. The Company is currently undergoing upgrades and improvements to its core enterprise resource planning systems which are ‘cloud based’. Despite adequate security measures, these systems are vulnerable to disruption of service and security breaches as mentioned above. Further, investment in the ‘cloud based’ systems may have an adverse impact on short-term results of operations and financial condition.

•The Company is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.
The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Titan collects personally identifiable information ("PII") and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Additionally, in 2016, the European Union adopted the General Data Protection Regulation that imposes more stringent data protection requirements and provides for greater penalties for noncompliance. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or Company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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

In July 2018 and March 2022, the three-year cumulative rate of inflation for consumer prices and wholesale prices reached a level in excess of 100% for Argentina and Turkey, respectively. As a result, in accordance with ASC 830 Foreign Currency Matters, Argentina and Turkey were considered hyperinflationary economies and the Company adopted the impacts of this standard for the years ended December 31, 2024 and 2023. See Note 1 to our consolidated financial statements for further discussion.

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

The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, to be effective as of January 2024. Further, in January 2025, the United States announced its withdrawal from the OECD and, as a result, the Company is continuing to assess the ongoing impact on its consolidated tax rate and income tax provision.

•The Company is subject to risks related to uncertainties in global and regional economic conditions.
Our results of operations are materially affected by economic conditions globally, regionally and in the particular industries we serve. The demand for our products tends to be cyclical and can be significantly reduced in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, high real interest rates, lower credit activity or tighter credit conditions, high inflation, higher unemployment and lower consumer spending. Certain aspects of our business that are heavily consumer driven and dependent on discretionary spending may be impacted on an even broader scale by some of these economic conditions. Also, our current and future operating costs of labor, raw materials and logistics may be impacted by higher inflation and higher interest rates. Economic conditions vary across regions and countries, and demand for our products generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

The Company subscribes to a defense in depth strategy when it comes to cybersecurity and has processes in place to assist in the assessment, identification, and management of material risks from threats. Our cybersecurity strategy is largely guided by key principles and frameworks from the National Institute of Standards and Technology (NIST). The Company maintains technical and organizational safeguards, including employee training, incident response capability reviews, cybersecurity insurance and business continuity mechanisms for the protection of the Company’s assets. From time to time, the Company’s processes are audited and validated by internal and external experts. Semi-annually, the Company performs a risk mitigation assessment to assess and determine specific cybersecurity risks prevalent within the global information technology infrastructure and how those risks are mitigated. Further, through the use of an independent third-party service provider, the Company performs external penetration testing as well as internal network vulnerability testing to assess and identify gaps and vulnerabilities within the global information systems.

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

Our cybersecurity team has an average of over 25 years of experience in information technology, security, and risk management, including individuals with a master’s degree in business administration as well as a master’s degree in cybersecurity.

Cybersecurity risk management is incorporated into our overall enterprise risk management program. As part of its enterprise risk management efforts, critical enterprise risks are assessed by senior management annually and discussed with the Company's Board of Directors. Our Board of Directors has ultimate oversight for risks relating to our cybersecurity program and practices and receives regular updates from management on cybersecurity risks and threats.

There have been no recent incidents of cybersecurity breaches within the Company’s information systems in the past three fiscal years. For additional information, refer to the section entitled “The Company may be adversely affected by a disruption in, or failure of, information technology systems” within “Item 1A – Risk Factors” in Part I of this Form 10-K.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above one million, all of which are owned by the Company, are detailed by the location, size, and focus of each facility as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Use	Segment
Sao Paulo, Brazil	2,917	Manufacturing, distribution	All segments
Union City, Tennessee	2,212	Manufacturing, distribution	All segments
Volzhsky, Russia	2,183	Manufacturing, distribution	All segments
Des Moines, Iowa	1,930	Manufacturing, distribution	All segments
Quincy, Illinois	1,205	Manufacturing, distribution	All segments
Freeport, Illinois	1,202	Manufacturing, distribution	All segments
Meizhou, China	1,033	Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	7,477	3,673	Manufacturing, distribution	All segments
Europe / CIS	4,052	115	Manufacturing, distribution	All segments
Latin America	2,970	273	Manufacturing, distribution	All segments
Asia and other regions	1,347	157	Manufacturing, distribution	All segments
Total	15,846	4,218

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with the active facilities.

ITEM 3 – LEGAL PROCEEDINGS

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 22 to our consolidated financial statements for further discussion. In our opinion, pending legal matters are not expected to have a material adverse impact on our results of operations, financial condition, liquidity or cash flows.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A – INFORMATION ABOUT OUR EXECUTIVE OFFICERS

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

Paul G. Reitz, 52, joined the Company in July 2010 as Chief Financial Officer. Mr. Reitz was appointed President in February 2014. In December 2016, Mr. Reitz was appointed President and Chief Executive Officer.

David A. Martin, 57, joined the Company in June 2018 as Chief Financial Officer. Prior to joining Titan, Mr. Martin served from 1993 to 2018 in various roles at Aegion Corporation, a global technology/service provider maintaining, protecting and strengthening infrastructure, primarily pipelines, that was listed on the NASDAQ Global Select Market. Mr. Martin’s roles included Chief Financial Officer from 2007 to November 2017.

Tony C. Eheli, 47, joined the Company in March 2021 as Vice President and Chief Accounting Officer. Prior to joining Titan, Mr. Eheli served from 2011 to 2021 in various roles at Danaher Corporation, including as a Global Director of Financial Planning and Analysis and as a Global Corporate Controller of two separate divisions of Danaher.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 18, 2025, there were approximately 252 holders of record of Titan common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our Common Stock is held in “street name” by brokers.

We have not paid dividends on our Common Stock in recent years. The declaration and payment of future dividends is at the discretion of our Board of Directors, subject to any covenants contained in agreements to which we are a party. Refer to “Item 7 – Management’s Discussion and Analysis of Liquidity and Capital Resources – Liquidity and Capital Resources” for further discussion on debt restrictions associated with payment of dividends.

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2024, of a $100 investment made on December 31, 2019, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933 or the Exchange Act.

	Fiscal Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Titan International, Inc.	$100.00	$135.39	$305.74	$427.37	$415.10	$189.42
S&P 500 Index	100.00	116.26	147.52	118.84	147.64	182.05
S&P 600 Agricultural & Farm Machinery Index	100.00	133.93	180.02	207.61	189.97	156.00

Issuer Purchases of Equity Securities

The following table is a summary of stock repurchases for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program(2)(3) (in thousands)
October 1, 2024 to October 31, 2024	8,044,593	$7.20	39,593	$1,038
November 1, 2024 to November 30, 2024	—	$—	—	$1,038
December 1, 2024 to December 31, 2024	—	$—	—	$1,038
Total	8,044,593	$7.20	39,593
January 1, 2024 to December 31, 2024	9,969,593	$7.42	1,964,593

(1) On October 18, 2024, the Company entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with MHR Capital Partners Master Account LP, a limited partnership organized in Anguilla, British West Indies, MHR Capital Partners (100) LP, a Delaware limited partnership, and MHR Institutional Partners III L.P., a Delaware limited partnership (together, the “MHR Funds”). Pursuant to the Stock Repurchase Agreement, the Company purchased in a privately negotiated transaction from the MHR Funds, and the MHR Funds sold to the Company, an aggregate of 8,005,000 shares (the “MHR Shares”) of the Company’s Common Stock, at a per share price of $7.20 per share, for aggregate cash consideration equal to $57.6 million (the “MHR Repurchase”).

(2) On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of December 31, 2024, $1.0 million remains available for future share repurchases under this program. The table above includes 39,593 shares purchased under the publicly announced repurchase program during the fourth quarter of 2024.

(3) The stock repurchase program is authorized through December 16, 2025, but the program may be suspended or terminated at any time at the discretion of the Board of Directors.

ITEM 6 [RESERVED]

Not required.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis of financial condition and results of operations is designed to provide a reader of the financial statements included in this annual report with a narrative from the perspective of the management of Titan on Titan’s financial condition, results of operations, liquidity, and other factors which may affect the Company’s future results. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in "Item 8. Financial Statements and Supplementary Data." The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs, and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” and "Item 1A. Risk Factors" in Part I of this Form 10-K.

Acquisition of Carlstar
On February 29, 2024, the Company acquired 100% of the equity interests of Carlstar. The results of Carlstar's operations have been included in our consolidated financial statements since February 29, 2024. Total acquisition-related costs related to the Carlstar acquisition for the year ended December 31, 2024 were $6.2 million.

The purchase consideration for the Carlstar acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed for Carlstar as of February 29, 2024. For further information, refer to Note 2 to our consolidated financial statements.

BUSINESS
For a description of the Company’s business and segments see "Item 1" in Part I of this Form 10-K.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
During recent months, agriculture-related commodity prices and farmer income have been on the rise, however, prices remain lower than historical highs. The conclusion of the United States national political elections appears to have boosted farmer sentiments regarding the agriculture industry outlook. Population growth, a shift in consumer preference toward higher protein diets, and the pressures to replace an aging large equipment fleet in favor of newer and higher productivity technology, have provided encouragement that market conditions may improve to support renewed and continued demand for the Company's products in the mid- to long-term time horizon. The agricultural market has recently experienced a significant slowdown in customer demand, but the Company is hopeful that the underlying market conditions mentioned previously will provide future support for the mid- to long-term demand for the Company's products. Many more variables, including weather, volatility in the price of commodities, grain prices, export markets, foreign currency exchange rates, interest rates, government policies, subsidies, tariffs (including those currently being discussed by the Trump administration and the governments of China, Mexico, and Canada), and the demand for used equipment, can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country-specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing a slowdown in OEM demand, but we expect the market to stabilize over the mid to long term given the level of mining capital budgets and forecasted GDP growth. The mining industry has experienced growth given the increased demand for natural resources. Mineral commodity prices are at relatively high levels, which also supports the forecasted mid- to long-term growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under several leading brands, inclusive of Carlstar, ITP and Marastar brands within powersports, outdoor power equipment and high-speed trailers. The consumer market also includes light truck tires and other specialty products, including custom mixing of rubber stock, and train brakes. Some aspects of the consumer market are experiencing a significant slowdown, particularly in the Americas. The consumer segment pace of growth can vary from period to period and is affected by many variables including inflationary impacts, consumer spending, interest rates, government policies, tariffs, and other macroeconomic drivers.

SUMMARY OF RESULTS OF OPERATIONS

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	86.0	83.2
Gross profit	14.0	16.8
Selling, general and administrative expenses	10.5	7.4
Acquisition related expenses	0.3	—
Research and development	0.9	0.7
Royalty expense	0.5	0.5
Income from operations	1.8	8.2
Interest expense	(2.1)	(1.6)
Interest income	0.6	0.6
Foreign exchange loss	(0.3)	(1.3)
Other income	0.4	0.1
Income before income taxes	0.4	6.0
Income tax provision	0.6	1.4
Net (loss) income	(0.2)%	4.6%
Net income attributable to noncontrolling interests	0.1	0.3
Net (loss) income attributable to Titan	(0.3)%	4.3%

In addition, the following table sets forth components of the Company’s net sales classified by segment:

(amounts in thousands)	2024	2023	2022
Agricultural	$788,580	$980,537	$1,192,239
Earthmoving/construction	583,391	687,758	807,356
Consumer	473,966	153,505	169,785
Total	$1,845,937	$1,821,800	$2,169,380

FISCAL YEAR ENDED DECEMBER 31, 2024, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2023

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2024, compared to 2023 (amounts in thousands):

	2024	2023	% Increase (Decrease)
Net sales	$1,845,937	$1,821,800	1.3%
Cost of sales	1,588,135	1,515,951	4.8%
Gross profit	257,802	305,849	(15.7)%
Gross profit %	14.0%	16.8%	(16.7)%
Selling, general and administrative expenses	191,794	134,938	42.1%
Acquisition related expenses	6,196	—	100.0%
Research and development expenses	16,520	12,539	31.7%
Royalty expense	10,108	9,645	4.8%
Income from operations	$33,184	$148,727	(77.7)%

Net Sales
Net sales for the year ended December 31, 2024 were $1.85 billion, compared to $1.82 billion for the year ended December 31, 2023. Net sales growth was primarily driven by increased volumes in the consumer segment, bolstered by the net sales from the Carlstar acquisition, which was $418.9 million. This growth was partially offset by declines in the agricultural and earthmoving/construction segments, attributable to weakened global end customer demand. Additionally, negative price effects primarily from lower steel prices and a 3.3% unfavorable currency translation impact, mainly due to the depreciation of the Argentine peso, Brazilian real and Turkish lira, also contributed to the offset.

Cost of Sales and Gross Profit
Cost of sales was $1.59 billion for the year ended December 31, 2024, compared to $1.52 billion for 2023. The increase in cost of sales was driven by the impact of the Carlstar acquisition. Gross profit for 2024 was $257.8 million, or 14.0% of net sales, compared to $305.8 million, or 16.8% of net sales, for 2023. The change in gross profit and gross margin were primarily due to reduced fixed cost leverage across many of the Company's global production facilities due to significantly lower volume, inflationary costs impacts, negative price/mix and inventory revaluation step-up of $11.5 million related to the Carlstar purchase price allocation. Excluding the inventory revaluation step-up, the gross margin for the year ended December 31, 2024 would have been 14.6% of net sales.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2024, were $191.8 million, or 10.5% of net sales, up 42.1%, compared to $134.9 million, or 7.4% of net sales, for 2023.  The increase in SG&A was due to the continuing SG&A incurred on the Carlstar operations, which includes the management of distribution centers and heightened depreciation and amortization expenses associated with the acquisition. Without the impact of the acquisition of Carlstar, SG&A would have decreased by approximately 1% or $1.3 million, as the Company controlled expenses in light of more challenging market conditions.

Acquisition-Related Expenses
Acquisition-related expenses for the year ended December 31, 2024 were $6.2 million, reflecting one-time transaction costs for Carlstar.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2024, were $16.5 million, or 0.9% of net sales, compared to $12.5 million, or 0.7% of net sales, for 2023. R&D spending reflects initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with Goodyear to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. The Company also has a trademark license agreement with Carlisle to manufacture and sell certain tires under the Carlisle® brand. Royalty expenses for the year ended December 31, 2024 were $10.1 million compared to $9.6 million for 2023.

Income from Operations
Income from operations for the year ended December 31, 2024 was $33.2 million, or 1.8% of net sales, compared to income of $148.7 million, or 8.2% of net sales, for 2023.  The change in income was primarily due to lower net sales and the cumulative impact of the previously discussed items.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense for 2024 and 2023 was $36.4 million and $29.2 million, respectively. The increase in interest expense was primarily attributable to higher borrowing associated with a new credit facility, which was used for the Carlstar acquisition in February 2024 and the MHR Repurchase in October 2024.

Interest Income
Interest income was $11.0 million and $10.4 million for the year ended December 31, 2024 and 2023, respectively. The increase in interest income was mainly driven by short-term financial investments in Brazil.

Foreign Exchange Loss
Foreign currency loss was $6.1 million for the year ended December 31, 2024, compared to a loss of $22.8 million for the year ended December 31, 2023. The change in foreign exchange loss was primarily attributable to reduced fluctuations in exchange rates in certain geographies in which we conduct business, particularly in Argentina, Turkey (refer to Note 1 to the consolidated financial statements), and Brazil.

Other Income
Other income was $6.6 million for the year ended December 31, 2024, compared to other income of $2.6 million for 2023, an increase of $4.0 million. This growth was primarily attributable to a $1.9 million gain from a property insurance settlement related to repairs at one of our operating facilities in Italy, a $0.5 million gain from a property insurance settlement concerning equipment at our North American wheel production facility, and an increase of $1.5 million in pension plan income as a result of favorable market performance on pension plan assets.

Provision for Income Taxes
The Company recorded income tax expense of $11.9 million and $26.0 million for the years ended December 31, 2024 and 2023, respectively. The Company's effective tax rate was 143.4% in 2024 and 23.7% in 2023. The change in the Company's effective tax rate is primarily due to the loss incurred domestically in 2024 and the impact from foreign income taxed at a higher rate as compared to the United States.

The Company’s 2024 and 2023 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings. In 2024 the rate was unfavorably impacted by certain non-deductible transaction costs related to the Company’s acquisition of The Carlstar Group, LLC.

The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, which became effective January 2024. The company is assessing the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD's proposal. As of now, the company is monitoring the effects of Pillar II and the impact is not material to the Company’s results of operations or financial condition.

Net (Loss) Income and (Loss) Earnings per Share
Net loss for the year ended December 31, 2024, was $3.6 million, compared to net income of $83.7 million for 2023. Basic loss per share was $0.08 for the year ended December 31, 2024, compared to basic earnings per share of $1.26 for 2023. Diluted loss per share was $0.08 for the year ended December 31, 2024, compared to diluted earnings per share of $1.25 for 2023. Changes in the Company’s net income and income per share were primarily influenced by the factors previously discussed.

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2024	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$788,580	$583,391	$473,966	$—	$1,845,937
Gross profit	103,988	62,824	90,990	—	257,802
Profit margin	13.2%	10.8%	19.2%	—%	14.0%
Income (loss) from operations	39,780	7,009	20,477	(34,082)	33,184
2023
Net sales	$980,537	$687,758	$153,505	$—	$1,821,800
Gross profit	163,026	110,690	32,133	—	305,849
Profit margin	16.6%	16.1%	20.9%	—%	16.8%
Income (loss) from operations	100,642	55,122	22,380	(29,417)	148,727

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2024	2023	% Decrease
Net sales	$788,580	$980,537	(19.6)%
Gross profit	103,988	163,026	(36.2)%
Profit margin	13.2%	16.6%	(20.5)%
Income from operations	39,780	100,642	(60.5)%

Net sales in the agricultural segment were $788.6 million for the year ended December 31, 2024, compared to $980.5 million for 2023. The change in net sales was primarily driven by a significant decline in global demand for agricultural equipment, particularly in North America and Europe which stemmed from lower farm income, higher financing costs, and actions taken by OEM customers to reduce elevated inventory at their retail channels, among other economic impacts. Additionally, an adverse foreign currency translation effect on sales of 5.1%, primarily due to the depreciation of the Argentine peso, Turkish lira, and Brazilian real, further impacted net sales.

Gross profit in the agricultural segment was $104.0 million, or 13.2% of net sales, for 2024, compared to $163.0 million, or 16.6% of net sales, for 2023. The change in gross profit was attributable to significantly lower sales volume across all major geographies, reduced fixed cost leverage, negative price/mix effects, and an inventory revaluation step-up related to the Carlstar purchase price allocation.

Income from operations in the agricultural segment was $39.8 million for the year ended December 31, 2024, compared to $100.6 million for 2023. The overall change in income from operations was primarily a result of decreased gross profit stemming from reduced net sales.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2024	2023	% Decrease
Net sales	$583,391	$687,758	(15.2)%
Gross profit	62,824	110,690	(43.2)%
Profit margin	10.8%	16.1%	(32.9)%
Income from operations	7,009	55,122	(87.3)%

The Company's earthmoving/construction segment net sales were $583.4 million for the year ended December 31, 2024, compared to $687.8 million for the year ended December 31, 2023. The change in net sales was primarily attributable to reduced sales volume due to much softer demand in North America and Europe. Additionally, adverse price/mix effects from steel cost reductions in the market and a 1.0% unfavorable impact on sales from foreign currency translation contributed to the overall change.

Gross profit in the earthmoving/construction segment was $62.8 million, or 10.8% of net sales, for the year ended December 31, 2024, compared to $110.7 million, or 16.1% of net sales, for the year ended December 31, 2023. Gross profit and margin changes were mainly due to lower sales volume, negative price/mix effects, and the effect on fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $7.0 million for the year ended December 31, 2024, as compared to income of $55.1 million for 2023. The change was due to decreased sales volume and the effect on gross profit.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2024	2023	% Increase (Decrease)
Net sales	$473,966	$153,505	208.8%
Gross profit	90,990	32,133	183.2%
Profit margin	19.2%	20.9%	(8.1)%
Income from operations	20,477	22,380	(8.5)%

Consumer segment's net sales were $474.0 million for the year ended December 31, 2024, compared to $153.5 million for 2023. This growth was primarily driven by increased sales volumes following the Carlstar acquisition, which contributed $346.2 million for the year ended December 31, 2024. This was partially offset by reduced sales in the Americas due to challenging market conditions, particularly with OEM's from the more challenging economic conditions, along with a 2.7% negative impact on sales from foreign currency translation, primarily related to the weakening Brazilian real.

Gross profit from the consumer segment was $91.0 million for 2024, or 19.2% of net sales, compared to $32.1 million, or 20.9% of net sales, for 2023. The increase in gross profit was influenced by the Carlstar acquisition, which was partially offset by the impact of reduced sales in other businesses. The change in profit margin was primarily due to a $9.4 million inventory revaluation step-up associated with the acquisition. Excluding the inventory revaluation step-up, the adjusted gross margin for the year ended December 31, 2024 would have been 21.2% of net sales.

Consumer segment's income from operations was $20.5 million for the year ended December 31, 2024, compared to $22.4 million for 2023. The change was due to the increase in selling, general, and administrative (SG&A) costs associated with the Carlstar acquisition of $48.1 million associated with the consumer segment, which primarily relate to warehousing and distribution costs.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses of approximately $34.1 million and $29.4 million for the year ended December 31, 2024 and 2023, respectively. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The increase in corporate and unallocated expenses for the the year ended December 31, 2024 as compared to the prior year was primarily due to transaction costs of $6.2 million related to the Carlstar acquisition incurred in the first quarter of 2024.

FISCAL YEAR ENDED DECEMBER 31, 2023, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2022

The comparison of the 2023 results to 2022 has been omitted from this Form 10-K and can be found in the Company's Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024 under Item 7 thereof.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2024, the Company had $196.0 million of cash and cash equivalents, a decrease of $24.3 million from December 31, 2023, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2024	2023	Change
Net (loss) income	$(3,590)	$83,706	$(87,296)
Depreciation and amortization	60,704	42,434	18,270
Deferred income tax benefit	(6,358)	(2,081)	(4,277)
Income on indirect taxes	—	(3,096)	3,096
Gain from property insurance settlement	(3,537)	—	(3,537)
Accounts receivable	73,825	42,871	30,954
Inventories	51,481	31,635	19,846
Prepaid and other current assets	12,106	17,596	(5,490)
Accounts payable	(29,169)	(62,725)	33,556
Other current liabilities	(15,290)	872	(16,162)
Other liabilities	998	2,039	(1,041)
Other operating activities	317	26,099	(25,782)
Net cash provided by operating activities	$141,487	$179,350	$(37,863)

In 2024, cash flows provided by operating activities was $141.5 million, primarily driven by a reduction in working capital, and non-cash adjustments for depreciation and amortization expenses totaling $60.7 million.

When comparing the year ended December 31, 2024, to 2023, operating cash flows decreased by $37.9 million, primarily due to lower net income, though this was partially offset by effective working capital management. The positive impact of working capital management included a $31.0 million improvement from accounts receivable via effective collections efforts, and a $19.8 million reduction in inventory. These improvements helped offset the impact of additional working capital provided from the Carlstar acquisition that also contributed to a $33.6 million increase in accounts payable.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2024	2023
Days sales outstanding	51	51
Days inventory outstanding	123	104
Days payable outstanding	(62)	(57)
Cash conversion cycle	112	98

The cash conversion cycle increased by 14 days in 2024. The increase was largely attributable to the Carlstar acquisition, which led to additional inventory at the end of December 31, 2024, as a result of its mix toward aftermarket customers through the use of controlled distribution centers to have products on demand. Inventory management is critical for the business in preparation for the future periods to supply customers efficiently, which was the primary driver of increased days inventory outstanding at the end of December 31, 2024.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2024	2023	Change
Capital expenditures	$(65,624)	$(60,799)	$(4,825)
Business acquisitions, net of cash acquired	(143,643)	—	(143,643)
Proceeds from sale of investments	1,791	2,085	(294)
Proceeds from property insurance settlement	3,537	—	3,537
Other investing activities	2,341	1,791	550
Cash used for investing activities	$(201,598)	$(56,923)	$(144,675)

Net cash used for investing activities was $201.6 million in 2024, compared to $56.9 million in 2023. This rise was primarily attributable to the acquisition of Carlstar for a cash consideration of $143.6 million, which included an additional payment of $19.8 million for excess working capital to the sellers, which has now been recovered through active working capital management. The Company also invested $65.6 million in capital expenditures in 2024, up from $60.8 million in 2023. These capital expenditures were directed toward the replacement and enhancement of plant equipment, as well as the procurement of new tools, dies, and molds to support new product development initiatives. The increased capital outlay in 2024 includes the impact of Carlstar capital expenditures which were $17.2 million for the year ended December 31, 2024, and also reflects Titan's strategic efforts to improve its existing facilities, enhance manufacturing capabilities, and drive operational efficiency and labor productivity gains. Additionally, a $3.5 million property insurance settlement related to the repair of one of our operating facilities in Italy associated with a 2023 hail storm weather event was recognized in the second quarter of 2024.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2024	2023	Change
Proceeds from borrowings	$213,199	$6,666	$206,533
Payment on debt	(70,291)	(27,608)	(42,683)
Payment of debt issuance costs	(3,115)	—	(3,115)
Repurchase of common stock	(16,383)	(32,579)	16,196
Repurchase of common stock from related party	(57,636)	—	(57,636)
Other financing activities	(1,223)	(2,495)	1,272
Cash provided by (used for) financing activities	$64,551	$(56,016)	$120,567

In 2024, net cash provided by financing activities was $64.6 million, primarily driven by borrowings totaling $213.2 million, which included $147.0 million borrowed to finance the acquisition of Carlstar in February 2024, and $45.0 million borrowed to fund the $57.6 million repurchase of the Company's common stock from the MHR Funds, a related party, in October 2024. This cash inflow was partially offset by debt repayments of $70.3 million and open market common stock repurchases of $16.4 million, along with the $57.6 million related to the MHR Repurchase. In 2023, cash used for financing activities was $56.0 million, comprising debt payments of $27.6 million and open market common stock repurchases of $32.6 million, partially offset by $6.7 million in borrowings.

Additionally, Titan issued common stock valued at $168.7 million in connection with the Carlstar acquisition. This was reflected in “Non cash financing activity” in our consolidated statements of cash flows.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at December 31, 2024.

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

The following summarized financial information of both the Company and the Guarantor Subsidiaries ("the Guarantors") is presented on a combined basis after elimination of (i) intercompany transactions and balances between the parent and the Guarantors and (ii) equity in earnings from investments in any subsidiary that is a non-Guarantor. The information is presented in accordance with the requirements of Rule 13-01 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor operated as an independent entity.

Summarized Balance Sheets:

(Amounts in thousands)
December 31, 2024
Assets
Current assets	$58,860
Property, plant, and equipment, net	91,100
Intercompany accounts receivable from non-guarantor subsidiaries, net	703,454
Other long-term assets	89,038
Liabilities
Current liabilities	74,164
Long-term debt	543,153
Other long-term liabilities	9,647

Summarized Statement of Operations:

(Amounts in thousands)	Year ended
December 31, 2024
Net sales	$455,103
Gross profit	46,023
Loss from operations	(27,398)
Net loss	(47,342)

LIQUIDITY OUTLOOK
The Company does not anticipate significant liquidity constraints during the foreseeable future. At December 31, 2024, the Company had $196.0 million of cash and cash equivalents. This amount included $185.3 million held in foreign countries.

As of December 31, 2024, there were $146.0 million of borrowings outstanding under the Company's $225.0 million credit facility. Titan's availability under this credit facility may be less than $225 million as of any particular date, as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's total amount available for borrowing under the credit facility at December 31, 2024 totaled $177.1 million. With outstanding letters of credit totaling $9.9 million and $146.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility at December 31, 2024 totaled $21.2 million.

Capital expenditures for 2025 are forecasted to be between approximately $55 million and $65 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to be approximately $36 million to $40 million in 2025, based on the Company's year-end 2024 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $28 million (paid in April and October) for the 7.00% senior secured notes, and between $8 million and $12 million of payments on the credit facility, which are variable dependent upon on the prevailing SOFR rate and outstanding debt levels within each month.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1. Description of Business and Significant Accounting Policies to our consolidated financial statements. Preparation of financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of technical accounting rules and guidance, as well as the use of estimates.  The Company’s application of such rules and guidance involves assumptions that require difficult subjective judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures.  A future change in the estimates, assumptions, or judgments applied in determining the following matters, among others, could have a material impact on future financial statements and disclosures.

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

Management considers both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. Management gives operating results during the most recent three-year period a significant weight in our analysis. Management considers whether positive cumulative operating results exist in the most recent three-year period. Management performs scheduling exercises as needed to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. Management also considers prudent tax planning strategies (including an assessment of their feasibility) to accelerate taxable income if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized. See Note 19 to the consolidated financial statements for additional information on the composition of valuation allowances.

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see Note 20 to our consolidated financial statements for additional information.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2024		2025
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(2,182)/$2,326	$2,120/$(2,260)	$143/$(156)
Expected return on assets	+/-5			$(411)/$411
(a)Projected benefit obligation (PBO) for pension plans.

MARKET RISK

Foreign Currency Risk
The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company's various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange derivative contracts to mitigate the currency risk. The Company is exposed to fluctuations in the Brazilian real, British pound, European Union Euro, Russian ruble, Argentinian pesos, Turkish Lira and other global currencies. A hypothetical adverse change of 10% in foreign currency exchange rates would have reduced foreign currency-denominated net assets and stockholders' equity by approximately $22.0 million at December 31, 2024.

Commodity Price Risk
The Company does not generally enter into long-term commodity pricing contracts to hedge its exposures to commodity market price fluctuations.  Periodically, the Company has entered into derivative commodity instruments to hedge the exposure to fluctuations in steel prices in North America. The Company is exposed to price fluctuations of its key commodities, which consist primarily of steel, natural rubber, synthetic rubber, and carbon black. The Company attempts to pass on certain material price increases and decreases to its customers, depending on market conditions. Certain customers have mechanisms in long-term contracts which provide for periodic pricing adjustments based on relative commodity and other market indices, which protect the Company from cost volatility.

Interest Rate Risk
The Company is exposed to interest rate risk on its variable debt. The Company has a $225 million credit facility that has a variable interest rate.  As of December 31, 2024, the net amount available under the credit facility was $21.2 million.  If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $2.3 million.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the section titled “Market Risk” in Part II, Item 7 of this report. This information contains certain statements that we believe are forward-looking statements. Refer to “Note on Forward-Looking Statements” following the table of contents of this report.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of BDO USA, P.C. and Grant Thornton LLP, our consolidated financial statements and accompanying notes to consolidated financial statements, and the financial statement schedules that are filed as part of this report, are listed in Part IV, Item 15 of this report, “Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
As noted above, we acquired Carlstar on February 29, 2024. We are integrating Carlstar into our overall internal control over financial reporting process.

Other than as set forth above, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

As disclosed in Note 2 to our consolidated financial statements, Titan acquired Carlstar on February 29, 2024. The total revenues of Carlstar represented approximately 22.7% of the total net sales as shown on our consolidated financial statements for the year ended December 31, 2024, and Carlstar’s total assets constituted approximately 12.8% of total assets as shown on our consolidated balance sheet as of December 31, 2024. The total net income of Carlstar was $17.9 million for the year ended December 31, 2024. Titan is currently integrating Carlstar into our overall internal control over financial reporting process and, consistent with interpretive guidance issued by the Staff of the SEC, is excluding the business from our assessment of internal control over financial reporting as of December 31, 2024. In accordance with such guidance, an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for up to one year following the acquisition.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in its report included herein.

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

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Fourth Quarter

During the fiscal quarter ending December 31, 2024, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Information required by this item regarding the Company’s directors is incorporated herein by reference to the Company’s 2025 Proxy Statement under the captions “Proposal #1 - Election of Directors,” “Committees of the Board of Directors; Meetings” and “Corporate Governance.”

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2025 Proxy Statement and is incorporated in this Item 10 by reference.

Business Conduct Policy
The Company has a business conduct policy, which is applicable to directors, officers and employees and has also adopted corporate governance guidelines.  The business conduct policy and corporate governance guidelines are available under the Investor Relations section of the Company’s website, www.titan-intl.com.  The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its business conduct policy by posting such information on its website.  Printed copies of the business conduct policy and corporate governance guidelines are available, without charge, by writing to:  Titan International, Inc., c/o Corporate Secretary, 1525 Kautz Road, Suite 600, West Chicago, IL 60185.

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated herein by reference to the Company’s 2025 Proxy Statement under the caption “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Pay Versus Performance,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership is incorporated herein by reference to the Company’s 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item regarding relationships and related party transactions is incorporated herein by reference to the Company’s 2025 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item regarding audit fees and services is incorporated by reference herein to the Company’s 2025 Proxy Statement under the caption “Audit and Other Fees.”

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

4.4 (n)	Stockholders Agreement dated February 29, 2024 by and among Titan International, Inc., Carlstar Intermediate Holdings I, LLC, AIPCF V Feeder CTP Tire, LLC and AIPCF V Feeder C (Cayman), LP.
10.1 (c) +	Equity Incentive Plan
10.2 (d) +	Paul G. Reitz Employment Agreement
10.3 (e) +	Paul G. Reitz Employment Agreement Amendment
10.4 (f) +	Michael G. Troyanovich Employment Agreement
10.5 (g) +	David A. Martin Employment Agreement
10.6 (h)**	Trademark License Agreement with The Goodyear Tire & Rubber Company
10.7 (i)	Shareholders' Agreement, dated July 9, 2013, between Titan International, Inc., Titan Luxembourg S.A.R.L., OEP 11 Cooperatief U.A., Rubber Cooperatief U.A., and Titan Tire Russia B.V.
10.8 (j)	Stock Purchase Agreement dated as of February 1, 2022 by and among Titan International, Inc., RDIF Investment Management-28 LLL, Co-Investment Partnership I L.P., and Co-Investment Partnership II C.V.
10.9 (k)***	Global Long-Term Agreement dated June 1, 2022 between Titan International, Inc. and Deere & Company.
10.10 (l)***	Global Long-Term Agreement dated November 1, 2024 between Titan International, Inc. and Deere & Company.
10.11 (m)
Stock Repurchase Agreement dated as of October 18, 2024 by and among Titan International, Inc., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, and MHR Institutional Partners III L.P.

10.12 (o)
Membership Interest Purchase Agreement dated February 29, 2024 by and among Titan International, Inc., Titan Tire Holdings, Inc., Carlstar Intermediate Holdings I, LLC, The Carlstar Group, LLC, AIPCF V Feeder C (Cayman), LP and AIPCF V Feeder CTP Tire, LLC.

10.13 (p) +	Director Indemnification Agreement dated February 29, 2024 by and between Titan International, Inc. and Kim Marvin.
10.14 (q)	Credit and Security Agreement dated February 29, 2024 by and among Titan International, Inc., the other borrowers and guarantors party thereto, and Bank of America, N.A., as Agent.
16 (r)	Letter dated March 19, 2024 from Grant Thornton LLP
19*	Insider Trading Policy of the Registrant
21*	Subsidiaries of the Registrant
22*	List of Subsidiary Guarantors
23.1*	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.
23.2*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97 (s)	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.
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
(i)Incorporated by reference to exhibit 10 contained in the Company's Form 10-Q for the quarterly period ended September 30, 2018 (No. 1-12936).
(j)Incorporated by reference to exhibit 10 contained in the Company’s Current Report on Form 8-K filed on February 4, 2022 (No. 1-12936).
(k)Incorporated by reference to exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed on June 17, 2022 (No. 1-12936).
(l)Incorporated by reference to exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed on January 22, 2025 (No. 1-12936).
(m)Incorporated by reference to exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed on October 21, 2024 (No. 1-12936).
(n)Incorporated by reference to exhibit 10.2 contained in the Company’s Current Report on Form 8-K filed on February 29, 2024 (No. 1-12936) with respect to the Carlstar Acquisition and the Credit Agreement.
(o)Incorporated by reference to exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed on February 29, 2024 (No. 1-12936) with respect to the Carlstar Acquisition and the Credit Agreement.
(p)Incorporated by reference to exhibit 10.3 contained in the Company’s Current Report on Form 8-K filed on February 29, 2024 (No. 1-12936) with respect to the Carlstar Acquisition and the Credit Agreement.
(q)Incorporated by reference to exhibit 10.4 contained in the Company’s Current Report on Form 8-K filed on February 29, 2024 (No. 1-12936) with respect to the Carlstar Acquisition and the Credit Agreement.
(r)Incorporated by reference to exhibit 16.1 contained in the Company’s Current Report on Form 8-K filed on March 14, 2024 (No. 1-12936).
(s)Incorporated by reference to exhibit 97 contained in the Company’s Annual Report on Form 10-K filed on February 29, 2024 (No. 1-12936).

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 26, 2025	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025.

Signatures	Capacity

/s/ PAUL G. REITZ	President, Chief Executive Officer and Director
Paul G. Reitz	(Principal Executive Officer)
/s/ DAVID A. MARTIN	SVP and Chief Financial Officer
David A. Martin	(Principal Financial Officer)
/s/ TONY C. EHELI	VP, Chief Accounting Officer
Tony C. Eheli	(Principal Accounting Officer)
/s/ MAURICE M. TAYLOR JR.	Chairman
Maurice M. Taylor Jr.
/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.
/s/ MAX A. GUINN	Director
Max A. Guinn
/s/ KIM A. MARVIN	Director
Kim A. Marvin
/s/ DR. MARK RACHESKY	Director
Dr. Mark Rachesky
/s/ ANTHONY L. SOAVE	Director
Anthony L. Soave
/s/ LAURA K. THOMPSON	Director
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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the PCAOB (United States).  The consolidated financial statements as of December 31, 2024 have been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Titan International, Incorporated
West Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Titan International, Inc. (the “Company”) as of December 31, 2024 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. We also have audited the adjustments to the 2023 and 2022 consolidated financial statements to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as discussed in Notes 1 and 25. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 and 2022 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 and 2022 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realization of Certain Deferred Tax Assets

As described in Note 19 of the consolidated financial statements, the Company has gross deferred tax assets of $174.3 million as of December 31, 2024, reduced by a $106.5 million valuation allowance. The Company has recorded a valuation allowance in certain jurisdictions to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. The Company considers all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. The process for considering all available evidence is subjective and may require significant estimates and judgments.

We identified the Company’s evaluation of the realizability of certain deferred tax assets as a critical audit matter as significant management judgment is required in evaluating and weighing the collective positive and negative evidence that were used to assess the realizability of deferred tax assets. This judgment included the Company’s assessment over the ability to generate sufficient future taxable income exclusive of reversing temporary differences, and determining if the future reversal of existing taxable temporary differences results in the realization of deferred tax assets. Auditing this assessment involved subjective and complex auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the use of income tax professionals.

The primary procedures we performed to address this critical audit matter included:

•Utilizing income tax professionals to assist in evaluating the reasonableness of management’s assessment related to the ability to generate sufficient future taxable income, and determining if the future reversal of existing taxable temporary differences results in the realization of deferred tax assets,

•Testing the completeness and accuracy of the underlying data used in management’s assessment of the realizability of deferred tax assets.

We have served as the Company's auditor since 2024.

/s/ BDO USA, P.C.

Chicago, Illinois
February 26, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Titan International, Incorporated
West Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Titan International, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for the year then ended, and the related notes and financial statement schedule and our report dated February 26, 2025, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Carlstar Group, LLC (“Carlstar”), which was acquired on February 29, 2024, and which is included in the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for the year then ended. Carlstar constituted 12.9% of total assets as of December 31, 2024, and 28.8% of revenues for the year then ended. Carlstar contributed net income of $18.4 million for the year ended December 31, 2024. Management did not assess the effectiveness of internal control over financial reporting of Carlstar because of the timing of the acquisition which was completed on February 29, 2024. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Carlstar.

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

/s/ BDO USA, P.C.

Chicago, Illinois
February 26, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on the financial statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 1, the consolidated balance sheet of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2023 (the 2023 consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein), and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, which are before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 1, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by BDO USA P.C.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2012 to 2023.

Southfield, Michigan
February 29, 2024

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Net sales	$1,845,937	$1,821,800	$2,169,380
Cost of sales	1,588,135	1,515,951	1,808,670
Gross profit	257,802	305,849	360,710
Selling, general and administrative expenses	191,794	134,938	132,792
Acquisition related expenses	6,196	—	—
Research and development expenses	16,520	12,539	10,404
Royalty expense	10,108	9,645	11,712
Income from operations	33,184	148,727	205,802
Interest expense	(36,429)	(29,157)	(32,149)
Interest income	11,024	10,372	2,353
Foreign exchange (loss) gain	(6,123)	(22,822)	927
Other income	6,615	2,628	25,420
Income before income taxes	8,271	109,748	202,353
Provision for income taxes	11,861	26,042	23,167
Net (loss) income	(3,590)	83,706	179,186
Net income attributable to noncontrolling interests	1,970	4,946	2,884
Net (loss) income attributable to Titan and applicable to common shareholders	$(5,560)	$78,760	$176,302

(Loss) earnings per common share:
Basic	$(.08)	$1.26	$2.80
Diluted	$(.08)	$1.25	$2.77
Average common shares and equivalents outstanding:
Basic	68,662	62,452	63,040
Diluted	68,662	62,961	63,691

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2024	2023	2022
Net (loss) income	$(3,590)	$83,706	$179,186
Derivative (loss) gain	(235)	(484)	1,263
Currency translation adjustment	(74,753)	22,267	(6,507)
Pension liability adjustments, net of tax of $(1,888), $(2,663), and $(383), respectively	5,624	6,939	1,115
Comprehensive (loss) income	(72,954)	112,428	175,057
Net comprehensive (loss) income attributable to noncontrolling interests	(560)	956	4,030
Comprehensive (loss) income attributable to Titan	$(72,394)	$111,472	$171,027

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$195,974	$220,251
Accounts receivable, net of allowance of $3,232 and $5,340	211,720	219,145
Inventories	437,192	365,156
Prepaid and other current assets	67,151	72,229
Total current assets	912,037	876,781
Property, plant and equipment, net	421,218	321,694
Operating lease assets	117,027	11,955
Goodwill	29,563	—
Intangible assets, net	11,985	1,431
Deferred income taxes	41,732	38,033
Other long-term assets	51,391	39,351
Total assets	$1,584,953	$1,289,245

Liabilities
Current liabilities
Short-term debt	$12,479	$16,913
Accounts payable	219,586	201,201
Operating leases	11,999	5,021
Other current liabilities	143,294	139,378
Total current liabilities	387,358	362,513
Long-term debt	552,966	409,178
Deferred income taxes	6,416	2,234
Operating leases	106,020	6,153
Other long-term liabilities	38,537	41,752
Total liabilities	1,091,297	821,830

Commitments and contingencies: Notes 10, 22, 23 and 24

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 78,447,035 issued and 63,139,435 outstanding at December 31, 2024; 66,525,269 issued and 60,715,855 outstanding at December 31, 2023)	—	—
Additional paid-in capital	740,223	569,065
Retained earnings	164,063	169,623
Treasury stock (at cost, 15,307,600 shares at December 31, 2024 and 5,809,414 shares at December 31, 2023)	(122,336)	(52,585)
Accumulated other comprehensive loss	(285,877)	(219,043)
Total Titan stockholders’ equity	496,073	467,060
Noncontrolling interests	(2,417)	355
Total equity	493,656	467,415
Total liabilities and equity	$1,584,953	$1,289,245
 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2022	66,411,784	$—	$562,340	$(85,439)	$(1,121)	$(246,480)	$229,300	$(2,128)	$227,172
Net income				176,302			176,302	2,884	179,186
Currency translation adjustment						(7,653)	(7,653)	1146	(6,507)
Pension liability adjustments, net of tax						1,115	1,115		1,115
Derivative gain						1,263	1,263		1,263
Stock-based compensation	339,791		2,151		2,131		4,282		4,282
Issuance of common stock and treasury stock under 401(k) plan	124,645		1,055		572		1,627		1,627
Common stock repurchase	(4,032,259)				(25,000)		(25,000)		(25,000)
Balance December 31, 2022	62,843,961	$—	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income				78,760			78,760	4,946	83,706
Currency translation adjustment						26,257	26,257	(3,990)	22,267
Pension liability adjustments, net of tax						6,939	6,939		6,939
Derivative loss						(484)	(484)		(484)
Stock-based compensation	381,241		2,819		2,416		5,235		5,235
Issuance of treasury stock under 401(k) plan	144,439		780		996		1,776		1,776
Common stock repurchase	(2,653,786)				(32,579)		(32,579)		(32,579)
Sale of investment							—	(2,135)	(2,135)
Acquisition of additional non-controlling interest			(80)				(80)	(368)	(448)
Balance December 31, 2023	60,715,855	$—	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415
Net (loss) income				(5,560)			(5,560)	1,970	(3,590)
Currency translation adjustment						(72,223)	(72,223)	(2,530)	(74,753)
Pension liability adjustments, net of tax						5,624	5,624		5,624
Derivative loss						(235)	(235)		(235)
Stock-based compensation	345,347		2,273		3,131		5,404		5,404
Issuance of treasury stock under 401(k) plan	126,060		192		1,136		1,328		1,328
Common stock repurchase	(1,964,593)				(16,382)		(16,382)		(16,382)
Common stock repurchase from related party	(8,005,000)				(57,636)		(57,636)		(57,636)
Common stock issuance	11,921,766		168,693				168,693		168,693
Sale of investment							—	(2,212)	(2,212)
Balance December 31, 2024	63,139,435	$—	$740,223	$164,063	$(122,336)	$(285,877)	$496,073	$(2,417)	$493,656

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2024	2023	2022
Net (loss) income	$(3,590)	$83,706	$179,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,704	42,434	42,747
Loss on sale of the Australian wheel business	—	—	10,890
Deferred income tax benefit	(6,358)	(2,081)	(23,385)
Income on indirect taxes	—	(3,096)	(32,043)
Gain on fixed asset and investment sale	(425)	(644)	(216)
Stock-based compensation	5,404	5,235	4,282
Issuance of stock under 401(k) plan	1,326	1,776	1,627
Gain from property insurance settlement	(3,537)	—	—
Foreign currency (gain) loss	(506)	19,734	2,661
(Increase) decrease in assets, net of acquisition:
Accounts receivable	73,825	42,871	(27,201)
Inventories	51,481	31,635	(19,598)
Prepaid and other current assets	12,106	17,596	11,366
Other assets	(5,482)	(2)	(1,288)
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	(29,169)	(62,725)	(7,754)
Other current liabilities	(15,290)	872	18,888
Other liabilities	998	2,039	516
Net cash provided by operating activities	141,487	179,350	160,678
Cash flows from investing activities:
Capital expenditures	(65,624)	(60,799)	(46,974)
Business acquisition, net of cash acquired	(143,643)	—	—
Proceeds from sale of investments	1,791	2,085	9,293
Proceeds from property insurance settlement	3,537	—	—
Other investing activities	2,341	1,791	930
Net cash used for investing activities	(201,598)	(56,923)	(36,751)
Cash flows from financing activities:
Proceeds from borrowings	213,199	6,666	88,940
Payment on debt	(70,291)	(27,608)	(124,739)
Payment of debt issuance costs	(3,115)	—	—
Repurchase of common stock	(16,383)	(32,579)	(25,000)
Repurchase of common stock from related party	(57,636)	—	—
Other financing activities	(1,223)	(2,495)	(511)
Net cash provided by (used for) financing activities	64,551	(56,016)	(61,310)
Effect of exchange rate changes on cash	(28,717)	(5,737)	(1,148)
Net (decrease) increase in cash and cash equivalents	(24,277)	60,674	61,469
Cash and cash equivalents, beginning of year	220,251	159,577	98,108
Cash and cash equivalents, end of year	$195,974	$220,251	$159,577

Supplemental information:
Interest paid	$37,179	$30,269	$31,604
Income taxes paid, net of refunds received	20,360	21,801	24,105
Non cash financing activity:
Issuance of common stock in connection with business acquisition	$168,693	$—	$—

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

Reclassifications
The Company has reclassified certain prior period amounts in the consolidated balance sheet, primarily lease liabilities and warranty liabilities and in the consolidated statement of operations, primarily interest expense and interest income, to conform with the current period presentation.

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

The Company performs its goodwill impairment test at least annually in the fourth quarter. For this goodwill impairment test, the Company used qualitative assessments. The Company performed this test by assessing qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value. Factors considered in the qualitative assessments include, among other things, macroeconomic conditions, industry and market considerations and the financial performance of the respective reporting units. If based on the results of the qualitative assessment, the Company were to determine that it is more likely than not that the fair value of a reporting unit is less than its

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value, a quantitative assessment would be conducted. Based on the results of the annual goodwill impairment test, the Company determined there was no impairment.

A quantitative test is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable in the analysis and reflective of market participant assumptions. These forecasts are based on historical performance and future estimated results. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts.

Other intangible assets with determinable lives primarily consist of customer lists/relationships and trademarks. Refer to Note 7 to the consolidated financial statements for further information.

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

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $185.3 million and $186.1 million of cash in foreign bank accounts at December 31, 2024 and 2023, respectively. The Company's cash in its foreign bank accounts is not fully insured.

Accounts receivable and allowance for credit loss
The Company carries its accounts receivable at their face amounts less an allowance for credit loss. The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivable. In order to monitor credit risks associated with our customer base, credit worthiness of our existing customer base is reviewed on a periodic basis. At the end of each reporting period, the allowance for credit loss is reviewed relative to management's collectability assessment and adjusted if deemed necessary. The factors considered in this review include known bad debt risks and past loss history. Actual collection experience may differ from the current estimate of net receivables.

Concentration of credit risk
Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 11%, 13% and 15% of the Company's consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively. No other customer accounted for 10% or more of Titan's net sales in 2024, 2023 and 2022 .

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

Fair value of financial instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in marketable equity securities of $5.3 million and $30.8 million as of December 31, 2024 and 2023, respectively, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements. Our 7.0% senior secured notes due 2028 (the senior secured notes due 2028) were carried at cost of $397.2 million and $396.3 million at December 31, 2024 and and 2023, respectively. The fair value of the senior secured notes due 2028, as determined with the assistance of an independent pricing platform using real-time trade data, was approximately $390.0 million and $401.4 million, at December 31, 2024 and 2023, respectively, which was determined to be a level 2 fair value measurement.
Investments
The Company uses the equity method to account for investments in entities that are not consolidated since Titan is not the primary beneficiary, but can exert significant influence over the entities. Under the equity method, investments are reported in other long-term assets on the consolidated balance sheets and are recorded at cost and adjusted for the Company's proportionate share of the net income or loss in the investments. The carrying value of these investments was $7.9 million and $7.1 million as of December 31, 2024, and December 31, 2023, respectively.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represents approximately 5% and 7% of consolidated assets of Titan as of December 31, 2024 and December 31, 2023, respectively. The Russian operations represent approximately 5%, 6% and 6% of consolidated global sales for the years ended December 31, 2024, 2023, and 2022, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Sale of Australian wheel business
On March 29, 2022, the Company entered into a definitive agreement (the Agreement) for the sale of its Australian wheel business, to OTR Tyres, a leading Australian tire, wheel and service provider. The closing date of the transaction was March 31, 2022. The Agreement contains customary representations, warranties and covenants for transactions of this type. The sale included gross proceeds and cash repatriated of approximately $17.5 million, and the assumption by OTR Tyres of all liabilities, including employee and lease obligations. Refer to footnote 18 for additional information on the loss on sale of the Australian wheel business.

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

Hyperinflation in Argentina and Turkey
In July 2018 and March 2022, the three-year cumulative rate of inflation for consumer prices and wholesale prices reached a level in excess of 100% for Argentina and Turkey, respectively. As a result, in accordance with ASC 830 Foreign Currency Matters, Argentina and Turkey were considered hyperinflationary economies and the Company applied the standard for the years ended December 31, 2024 and 2023.

In accordance with ASC 830, the Argentine and Turkish subsidiary's nonmonetary assets and liabilities, as well as related expenses such as depreciation, are remeasured into US dollars by applying the foreign exchange rate as of the date each respective entity became hyperinflationary. Monetary assets and liabilities are remeasured into US dollars using the current exchange rates. Any resulting gains or losses on these monetary assets and liabilities are reported in net income within the consolidated statements of operations.

The Company recognized a net monetary loss of $3.2 million and $15.5 million recorded in foreign exchange (loss) gain in the consolidated statements of operations for the years ended December 31, 2024 and 2023. The decrease in the net monetary loss is due to the application of the accounting standard for the year ended December 31, 2023 which included cumulative prior period impacts which were not material to the annual 2023 financial statements.

Revenue recognition
The Company derives revenues primarily from the sale of wheels, tires, tires/wheels assemblies, and undercarriage systems and components. The Company follows the five-step model to determine when to recognize revenue: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when the entity satisfies a performance obligation. In most arrangements within the Company, contracts with the customer are identified through the receipt of a purchase order, which also defines the terms of the contract including the performance obligations or products to be sold, and specific transaction prices associated with the products. In some other arrangements, a master agreement exists that defines pertinent contract terms such as products and price. Purchase orders are then issued under the master agreement for specific quantities of products, which are fulfilled at the specified price at a given point in time. Generally, the Company’s performance obligations under the contracts are satisfied when there is transfer of control of the products to our customers, which is primarily upon shipment or, in certain instances, upon delivery of the products to the named customer location. The payment terms and conditions in our contracts vary and are customary within the geographies that we serve. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $16.5 million, $12.5 million, and $10.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $4.8 million, $3.3 million and $3.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Warranty costs
The Company provides limited warranties on workmanship on its products in all market segments.  The provision for estimated warranty costs is made in the period when such costs become probable and is based on past warranty experience.  See Note 12 for additional information.

Income taxes
Deferred income tax provisions are determined using the asset and liability method to recognize deferred tax assets and liabilities. This method is based upon differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities using enacted tax rates that are expected to apply in the years the temporary differences are expected to be settled or realized.  Valuation allowances are recorded where it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.

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
Stock-based compensation
Compensation expense for stock-based compensation is recognized over the requisite service period at the estimated fair value of the award at the grant date. See Note 21 for additional information.

Use of estimates
The policies utilized by the Company in the preparation of the financial statements conform to United States generally accepted accounting principles ("US GAAP" or "GAAP") and require management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual amounts could differ from these estimates and assumptions.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share repurchase program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the "Share Repurchase Program") for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Under the Share Repurchase Program, Titan repurchased 1,964,593 shares of its common stock totaling $16.4 million during the year ended December 31, 2024, and 2,653,786 shares of its common stock totaling $32.6 million during 2023. As of December 31, 2024, $1.0 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

In addition to the share repurchase program, the Company entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with MHR Capital Partners Master Account LP, a limited partnership organized in Anguilla, British West Indies, MHR Capital Partners (100) LP, a Delaware limited partnership, and MHR Institutional Partners III L.P., a Delaware limited partnership (together, the “MHR Funds”, a related party) on October 18, 2024. Refer to Note 15 for additional information.

Supplier financing program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's consolidated balance sheets and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's consolidated statements of cash flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's consolidated balance sheet were $13.2 million at December 31, 2024, and $7.4 million at December 31, 2023.

Adoption of new accounting standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (CODM) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Annual disclosures are required for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. The Company adopted the impact of this ASU effective December 31, 2024 and incorporated the required disclosures within Note 25 to consolidated financial statements.

New accounting pronouncements to be adopted in future periods
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements will impact our income tax disclosures and we are currently evaluating the impact of adoption.

In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements but affect where this information appears in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since the initial measurement of the identified assets acquired and liabilities assumed, the Company has updated our initial allocation of the purchase consideration during 2024. The principal changes include (i) increase in the value of inventory to include inventory in-transit to a customer locations for which transfer of title has not occurred, (ii) decrease in the value of Property, Plant, and Equipment primarily to reflect updated assumptions surrounding disposed and idle assets, and (iii) decrease in the fair market value adjustment associated with a certain right-of-use asset based on updated underlying valuation assumptions.

The following table summarizes the measurement period changes since the first quarter of 2024, as well as the updated and the allocation of purchase price consideration to the major classes of assets and liabilities (amounts in thousands) as of February 29, 2024:

	Final Purchase Price Allocation	Measurement Period Changes	Preliminary Purchase Price Allocation
Accounts receivable	$92,043	$(6,396)	$98,439
Inventories	150,900	4,912	145,988
Prepaid and other current assets	13,339	—	13,339
Property, plant, and equipment	115,090	(13,072)	128,162
Other long-term assets	111,864	15,661	96,203
Goodwill	29,563	16,696	12,867
Intangible assets	11,500	(4,270)	15,770
Fair value of assets acquired	$524,299	$13,531	$510,768
Accounts payable	$66,055	$—	$66,055
Other current liabilities	28,377	2,000	26,377
Operating leases	108,249	12,773	95,476
Deferred tax liabilities	7,773	(2,678)	10,451
Other long-term liabilities	1,509	—	1,509
Fair value of liabilities assumed	$211,963	$12,095	$199,868
Purchase Price	$312,336	$1,436	$310,900

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and synergies. Goodwill related to the acquisition is deductible for tax purposes. The carrying value of goodwill by reportable segment as of December 31, 2024 is as follows:

Carrying Value as of December 31, 2024
Agricultural	$4,844
Earthmoving/construction	—
Consumer	24,719
Total	$29,563

The following table summarizes the carrying amounts and weighted average lives of the acquired intangible assets as of February 29, 2024 (amounts in thousands):

	Carrying Value	Weighted Average Amortization (in Years)
Customer lists/relationships	$6,000	10.00
Trade names	5,500	12.50
Total	$11,500	11.30

Through December 31, 2024, the actual revenue and income before taxes of Carlstar since the acquisition date of February 29, 2024 included in the consolidated statement of operations is as shown below (amounts in thousands). The net income includes the effect of fair value adjustments for the amortization of inventory, intangible assets, and depreciation of property, plant and equipment.

From Acquisition Date to December 31, 2024
Carlstar revenue	$418,888
Carlstar income before taxes	19,587

The following is the unaudited pro forma financial information for the year ended December 31, 2024 and 2023 that reflects our results of our operations as if the acquisition of Carlstar had been completed on January 1, 2023. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2023, nor is it indicative of the future consolidated results of operations or financial position of the combined companies (amounts in thousands, except per share data).

	Year ended December 31,
	2024	2023
Pro forma revenues	$1,947,755	$2,436,992
Pro forma net income	20,011	83,844
Net income per common share, basic	$0.28	$1.13
Net income per common share, diluted	0.28	1.12

These pro forma amounts have been calculated after applying Titan's accounting policies and making certain adjustments, which primarily relate to: (i) severance-related costs, (ii) adjustments relating to the fair value step-ups to inventory, (iii) transaction-related costs of both Titan and Carlstar, and (iv) gain of $56.2 million related to a sale-leaseback transaction of certain domestic manufacturing facilities for Carlstar for the year ended December 31, 2023 prior to the acquisition by the Company. These pro forma amounts were adjusted to be excluded from the unaudited pro forma information for the year ended December 31, 2024 and were adjusted to include these amounts for the year ended December 31, 2023.

Total acquisition-related costs for the year ended December 31, 2024 were $6.2 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023	2022
Accounts receivable	$214,952	$224,485	$272,928
Allowance for credit losses	(3,232)	(5,340)	(6,170)
Accounts receivable, net	$211,720	$219,145	$266,758

Accounts receivable are reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses for the periods set forth below consisted of the following (amounts in thousands):

	2024	2023	2022
Balance at January 1,	$5,340	$6,170	$4,550
Provision charged to expense	191	50	2,043
Recoveries of accounts receivable	(1,098)	(138)	(26)
Other, including foreign currency translation	(1,201)	(742)	(397)
Balance at December 31,	$3,232	$5,340	$6,170

4. INVENTORIES

Inventories at December 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023
Raw material	$103,616	$108,504
Work-in-process	41,898	39,921
Finished goods	291,678	216,731
	$437,192	$365,156

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023
Value added tax and duty receivable, including tax credits	$8,346	$15,255
Factory supplies	25,777	24,472
Prepaid expense	20,154	20,783
Prepaid taxes	2,160	2,144
Deposits	2,730	1,338
Contract receivable	1,734	1,213
Other	6,250	7,024
	$67,151	$72,229

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment at December 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023
Land and improvements	$42,534	$42,140
Buildings and improvements	260,256	243,241
Machinery and equipment	703,899	628,975
Tools, dies, and molds	118,569	116,328
Construction-in-process	46,997	29,744
	1,172,255	1,060,428
Less accumulated depreciation	(751,037)	(738,734)
	$421,218	$321,694

Depreciation, including depreciation on capital leases, related to property, plant, and equipment for the years ended December 31, 2024, 2023 and 2022 totaled $55.7 million, $41.0 million, and $41.5 million, respectively.

7. INTANGIBLE ASSETS, NET

The components of intangible assets, net at December 31, 2024 and 2023, consisted of the following (amounts in thousands):

		2024
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(400)	$5,600
Trade names	10.00	5,500	(458)	5,042
Other intangibles	15.52	3,523	(2,180)	1,343
Total		15,023	(3,038)	11,985

		2023
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Other intangibles	15.52	3,384	(1,953)	1,431
Total		3,384	(1,953)	1,431

Amortization related to intangible assets were $1.5 million, $0.6 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense at December 31, 2024, for each of the years set forth below was as follows (amounts in thousands):

2025	$1,267
2026	1,267
2027	1,195
2028	1,153
2029	1,153
Thereafter	5,950
$11,985

8. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023
Net pension asset	$28,352	$19,566
Prepaid software	3,454	5,879
Investments in nonconsolidated affiliates	7,919	7,127
Manufacturing spares	2,087	2,089
Deferred financing costs	2,646	195
Other	6,933	4,495
	$51,391	$39,351

9. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023
Compensation and benefits	$47,735	$47,543
Warranty	12,571	11,848
Accrued insurance benefits	20,218	19,162
Customer rebates and deposits	15,004	15,490
Accrued other taxes	12,142	13,762
Accrued interest	5,646	4,955
Foreign government grant (a)	3,672	4,509
Other	26,306	22,109
	$143,294	$139,378

(a) The Company received government subsidies in 2023 associated with capital expenditure investments in technological and digital innovation in Europe. The amount of the government subsidy is used to offset existing payables to governmental entities in the future. In addition, during August 2014, the Company received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2024
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(2,847)	$397,153
Revolving credit facility	146,000	—	146,000
Titan Europe credit facilities	15,199	—	15,199
Other debt	7,093	—	7,093
Total debt	568,292	(2,847)	565,445
Less amounts due within one year	12,479	—	12,479
Total long-term debt	$555,813	$(2,847)	$552,966

	December 31, 2023
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(3,723)	$396,277
Titan Europe credit facilities	22,568	—	22,568
Other debt	7,246	—	7,246
Total debt	429,814	(3,723)	426,091
Less amounts due within one year	16,913	—	16,913
Total long-term debt	$412,901	$(3,723)	$409,178

The weighted-average interest rates on total short-term borrowings, at December 31, 2024 and December 31, 2023, were approximately 4.1% and 3.1%, respectively.

Aggregate maturities of total debt at December 31, 2024, for each of the years (or other periods) set forth below were as follows (amounts in thousands):

2025	$12,488
2026	5,052
2027	1,734
2028	546,521
2029	588
Thereafter	1,909
$568,292

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

Revolving credit facility
In connection with the acquisition of Carlstar, Titan entered into a new domestic credit facility which was effective on February 29, 2024. The new credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit (the previous credit facility was $125.0 million) and is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. In addition, swingline loans and letters of credit are available under the facility

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility has a five-year term and can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of the Company's 7.00% secured notes due in 2028. The new credit facility has terms similar to those contained in the previous credit facility as well as other enhancements to further improve the availability within the borrowing base. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of December 31, 2024, the weighted average interest rate was 6.20%.

The Company's total amount available for borrowing under the new credit facility at December 31, 2024 totaled $177.1 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $9.9 million and $146.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the new credit facility totaled $21.2 million at December 31, 2024.

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

Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $15.2 million and $22.6 million in aggregate principal amount at December 31, 2024 and 2023, respectively. Maturity dates on this primarily unsecured debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Other debt
The Company has working capital loans at Titan Pneus do Brasil Ltda at varying interest rates between approximately 6.9% to 7.6%, which totaled $7.1 million at December 31, 2024. Similarly, the Company held a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 5% to 6.5%, which totaled $7.2 million at December 31, 2023. The maturity dates on these loans range from one year to two years. The Company expects to negotiate an extension of the maturity date on these loans with the respective financial institutions or to repay the loan, as needed.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at December 31, 2024.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2024 and 2023, consisted of the following (amounts in thousands):

	2024	2023
Accrued pension liabilities	$10,146	$12,795
Foreign government grant (a)	11,298	12,383
Warranty	9,821	9,862
Income tax liabilities	1,215	35
Other	6,057	6,677
	$38,537	$41,752

(a) The amount relates to foreign government grant programs related to certain capital development projects in Italy and Spain. The Company received an approximately $17 million capital grant. The grants were recorded as deferred income which will be amortized over the life of the capital development projects.

12. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2024	2023
Warranty liability, January 1	$21,710	$19,914
Provision for warranty liabilities	12,766	14,478
Warranty payments made	(13,868)	(12,682)
Other adjustments, including acquisition of Carlstar	1,784	—
Warranty liability, December 31	$22,392	$21,710

The Company provides limited warranties on workmanship on its products in all market segments.  The majority of the Company’s products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year.  The Company calculates a provision for warranty expense based on past warranty experience.  Warranty accruals are included as a component of other current liabilities and other long-term liabilities on the consolidated balance sheets.

13. DERIVATIVE FINANCIAL INSTRUMENTS

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

For the year ended December 31, 2024, the Company recorded a derivative loss of $0.2 million related to the derivative contracts entered into during the year. For the year ended December 31, 2023 and 2022, the Company recorded a derivative loss of $0.5 million and derivative gain of $1.3 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2023	$(243,712)	$1,224	$(9,267)	$(251,755)
Currency translation adjustments	26,257	—	—	26,257
Reclassification adjustments:
Defined benefit pension plan adjustments, net of tax of $(2,663)	—	—	6,939	6,939
Derivative loss	—	(484)	—	(484)
Balance at December 31, 2023	(217,455)	740	(2,328)	(219,043)
Currency translation adjustments	(72,223)	—	—	(72,223)
Reclassification adjustments:
Defined benefit pension plan adjustments, net of tax of $(1,888)	—	—	5,624	5,624
Derivative loss	—	(235)		(235)
Balance at December 31, 2024	$(289,678)	$505	$3,296	$(285,877)

15. STOCKHOLDERS’ EQUITY

On December 16, 2022, the Board of Directors authorized the Share Repurchase Program allowing for the expenditure of up to $50.0 million for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Under the Share Repurchase Program Titan repurchased 1,964,593 shares of its common stock totaling $16.4 million during 2024. As of December 31, 2024, $1.0 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

On October 18, 2024, the Company entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with MHR Capital Partners Master Account LP, a limited partnership organized in Anguilla, British West Indies, MHR Capital Partners (100) LP, a Delaware limited partnership, and MHR Institutional Partners III L.P., a Delaware limited partnership (together, the “MHR Funds”, a related party). Pursuant to the Stock Repurchase Agreement, the Company purchased in a privately negotiated transaction from the MHR Funds, and the MHR Funds sold to the Company, an aggregate of 8,005,000 shares (the “MHR Shares”) of the Company’s Common Stock, $0.0001 par value per share, at a per share price of $7.20 per share, for aggregate cash consideration equal to $57.6 million (the “MHR Repurchase”). The Company records treasury stock using the cost method.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. VARIABLE INTEREST ENTITIES

The Company held a variable interest in one joint venture for which Titan is the primary beneficiary. Titan sold the ownership interest in a manufacturer of undercarriage components and complete track systems for earthmoving machines in India on September 30, 2024. Prior to September 30, 2024, as the primary beneficiary of this variable interest entity (VIE), the VIE's assets, liabilities, and results of operations are included in the Company’s consolidated financial statements. The other equity holder's interests are reflected in “Net income attributable to noncontrolling interests” in the consolidated statements of operations and “Noncontrolling interests” in the consolidated balance sheets.

The following table summarizes the carrying amount of the VIEs’ assets and liabilities included in the Company’s consolidated balance sheets at December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Cash and cash equivalents	$—	$355
Inventory	—	1,431
Other current assets	—	2,364
Property, plant, and equipment, net	—	2,477
Other non-current assets	—	222
Total assets	$—	$6,849

Current liabilities	—	1,117
Other long-term liabilities	—	869
Total liabilities	$—	$1,986

All assets in the above table can only be used to settle obligations of the consolidated VIE to which the respective assets relate. Liabilities are non-recourse obligations. Amounts presented in the table above are adjusted for intercompany eliminations.

The Company holds variable interests in certain VIEs that are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's consolidated balance sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2024 and 2023 (amounts in thousands):

	2024	2023
Investments	$7,919	$7,127
Total VIE assets	7,919	7,127
Accounts payable to the non-consolidated VIEs	2,646	3,578
Maximum exposure to loss	$10,565	$10,705

17. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm tires under the Goodyear name. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, and other Commonwealth of Independent States countries. Each of these agreements is scheduled to expire in 2025 and is expected to be renewed with similar terms as the previous agreement. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses recorded for the years ended December 31, 2024, 2023, and 2022, were $10.1 million, $9.6 million, and $11.7 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. OTHER INCOME

Other income consisted of the following for the years set forth below (amounts in thousands):

	2024	2023	2022
Gain on property insurance settlement (a)	$2,433	$—	$—
Pension plan income	1,619	138	2,040
Equity investment income	1,020	1,158	859
Gain on sale of assets	806	246	216
Income on indirect taxes (b)	—	475	32,043
Loss on sale of Australia wheel business (c)	—	—	(10,890)
Proceeds from government grant (d)	—	319	1,324
Loss on sale of investment (e)	(379)	—	—
Other income (expense)	1,116	292	(172)
	$6,615	$2,628	$25,420

(a) The gain on property insurance settlement relates to the receipt of insurance proceeds of $3.5 million offset by costs to repair one of the Company's operating facilities in Italy related to a 2023 hail storm weather event. During the three months ended September 30, 2024, the Company also received insurance proceeds of $0.5 million associated with certain equipment at our North American wheel facility.

(b) In May 2022 and September 2022, the Brazilian tax authorities approved indirect tax credits to be applied against future tax obligations. Refer to Note 19 for additional information.

(c) The loss on sale of the Australian wheel business is comprised primarily of the release of the cumulative translation adjustment of approximately $10.0 million and closing costs associated with the completion of the transaction of approximately $0.9 million. Refer to Note 1 for additional information.

(d) For the year ended December 31, 2023, the Company received government subsidies associated with current year capital expenditure investments in technological and digital innovation in Europe, of which $0.3 million was recorded as other income.

In addition, during August 2014, the Company received approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of our Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant. The Company received proceeds of an additional $1.9 million from the grant for the year ended December 31, 2022, of which $1.3 million was recorded as other income to match to the historical depreciation recorded on the underlying assets. Refer to Note 9 for additional information.

(e) In September 2024, the Company sold its remaining ownership interest in an Indian undercarriage business and incurred a loss of $0.4 million as a result of the sale. The sale agreement includes a commitment to purchase approximately $1.7 million of products from the Indian undercarriage business over a two year period.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INCOME TAXES

Income (loss) before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2024	2023	2022
Domestic	$(32,410)	$20,809	$73,361
Foreign	40,681	88,939	128,992
	$8,271	$109,748	$202,353

The income tax provision was as follows for the years set forth below (amounts in thousands):

	2024	2023	2022
Current
Federal	$372	$(217)	$(55)
State	(442)	1,341	1,897
Foreign	18,289	26,999	44,710
	18,219	28,123	46,552
Deferred
Federal	(1,290)	(2,513)	(14,953)
State	(1,896)	1,186	(10,959)
Foreign	(3,172)	(754)	2,527
	(6,358)	(2,081)	(23,385)
Income tax provision	$11,861	$26,042	$23,167

The income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2024	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Unrecognized tax positions	7.3	—	(0.3)
Foreign tax rate and income differential	128.4	9.6	11.7
Valuation allowance	(100.3)	(3.5)	(23.4)
State taxes, net	(18.0)	1.2	2.0
Nondeductible royalty	—	0.8	0.5
Federal Benefit of Notice 2023-55	—	(5.2)	—
Expired tax credits	69.5	—	—
Equity based compensation	1.1	—	(0.3)
Return to provision	25.4	0.2	0.1
Transaction Costs	9.5	—	—
Other, net	(0.5)	(0.4)	0.1
Effective tax rate	143.4%	23.7%	11.4%

The effective tax rate for the year ended December 31, 2024, was 143.4% compared to 23.7% for the year ended December 31, 2023. The effective rate for 2024 was negatively affected by the impacts of foreign income, which resulted in a net $10.6 million tax expense. For 2024 the rate was positively impacted by the valuation allowance and state income tax, which resulted in a federal benefit of $8.3 million and $1.5 million, respectively. After giving consideration to these items, the effective tax rate for 2024 of 143.4% was higher than the 21% U.S. federal statutory rate.

In December 2021, the U.S. Treasury Department released final regulations concerning the U.S foreign tax credit. In November 2022, the U.S. Treasury Department and IRS released proposed regulations which provided additional guidance relating to the

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credits for foreign taxes. As a result, for 2022 the Company did not expect to receive a credit for Brazilian income taxes paid for U.S. tax purposes. This resulted in US tax associated with the Brazilian income, which led to a higher impact of foreign income in the rate for 2022. In July 2023, the IRS released Notice 2023-55. This notice generally allows a taxpayer that determined foreign taxes were creditable prior to the 2022 FTC final regulations to continue to treat such foreign income taxes as creditable during 2022 and 2023. Thus, this notice allows Titan to continue to take the position Brazilian income taxes are creditable taxes for 2023. Furthermore, it allowed Titan to take the position on its 2022 tax return that the Brazilian income taxes are creditable, resulting in a $5.7 million federal benefit.

In jurisdictions where the Company operates, management continues to monitor the realizability of the deferred tax assets arising from losses in its cyclical business, taking into account multiple factors. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company continues to record a valuation allowance in several major jurisdictions, including various U.S. states, Italy, and Luxembourg as these amounts remain more likely than not that the deferred tax assets would not be utilized. The Company did not release a valuation allowance in 2024 and released a valuation allowance of $0.6 million on the net deferred tax asset in 2023. These amounts are primarily related to net operating losses generated from operations in these certain countries.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023, were as follows (amounts in thousands):

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$101,771	$104,166
Inventory	8,385	8,492
Warranty	6,347	6,496
Employee benefits and related costs	8,352	8,130
Prepaid royalties	1,006	1,576
Interest limitation	28,834	29,020
Lease liability	5,138	4,390
Intangible assets	4,732	1,592
Foreign Tax Credit	2,318	8,068
Other	7,401	7,255
Deferred tax assets	174,284	179,185
Deferred tax liabilities:
Fixed assets	(13,939)	(11,577)
Lease assets	(5,181)	(4,384)
Pension	(6,060)	(3,740)
Other	(7,292)	(4,150)
Deferred tax liabilities	(32,472)	(23,851)
Subtotal	141,812	155,334
Valuation allowance	(106,496)	(119,535)
Net deferred tax liability	$35,316	$35,799
As of December 31, 2024 and 2023, certain net tax loss carryforwards of $101.8 million and $104.2 million were available with $2.8 million expiring between 2024 and 2029 and $99.0 million expiring after 2029. At December 31, 2024, a valuation allowance of $106.5 million has been established. The net change in the valuation allowance was $(13.0) million and $(1.5) million for 2024 and 2023, respectively. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, and Luxembourg.

As of December 31, 2024, the Company has $65.6 million of gross federal net operating loss carryforward, a portion of which expires starting in 2035 and a portion of which does not expire. Additionally, the Company has $324.9 million of gross state net operating losses and $291.7 million of gross foreign loss carryforwards.

The Company intends to permanently reinvest all undistributed earnings outside of the U.S. and, therefore, has not provided deferred income taxes on the outside basis differences in its investments in its foreign subsidiaries. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings of foreign subsidiaries is not practicable.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company’s major locations are in the U.S., Brazil, and Italy. Open tax years for the U.S. are from 2021-2024, Brazil has open tax years from 2018-2024, and Italy has open tax years from 2018-2024.

The Company has applied the provisions of ASC 740, “Income Taxes” related to unrecognized tax benefits. At December 31, 2024, 2023, and 2022, the unrecognized tax benefits were $1.2 million, $0.0 million, and $0.0 million, respectively. As of December 31, 2024, $1.2 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized. The majority of the accrual in unrecognized tax benefits relates to potential transfer pricing items and state tax exposures. Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is possible that the Company’s gross unrecognized tax benefits balance will decrease by approximately $0.0 million within the next twelve months.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2024	2023	2022
Balance at January 1	$23	$30	$540
Increases to tax positions taken during the current year	—	—	—
Increases to tax positions taken during the prior years	3,341	—	—
Decreases to tax positions taken during prior years	—	—	—
Decreases due to lapse of statutes of limitations	—	(7)	(506)
Settlements	(273)	—	—
Foreign exchange	(12)	—	(4)
Balance at December 31	$3,079	$23	$30

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense was $0.0 million, $0.0 million, and $0.0 million at December 31, 2024, 2023 and 2022, respectively. There were no accrued interest and penalties excluded at December 31, 2024, 2023, and 2022.

Pillar II
The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, which became effective January 2024. The Company is assessing the impact of this proposal as countries are actively considering changes to their tax laws to adopt certain parts of the OECD's proposal but does not expect a material impact to the financials.

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

The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2024 and 2023 (amounts in thousands):

Change in benefit obligation:	2024	2023
Benefit obligation at beginning of year	$77,208	$79,379
Plan assumption changes	(1,809)	1,391
Service cost	340	606
Interest cost	3,752	4,331
Actuarial gain	(412)	(632)
Benefits paid	(8,237)	(7,588)
Foreign currency translation	(1,190)	(279)
Benefit obligation at end of year	$69,652	$77,208
Change in plan assets:
Fair value of plan assets at beginning of year	$82,769	$75,025
Actual return on plan assets	9,733	14,558
Employer contributions	936	442
Benefits paid	(7,214)	(7,294)
Foreign currency translation	(201)	38
Fair value of plan assets at end of year	$86,023	$82,769
Funded (unfunded) status at end of year	$16,371	$5,561
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$28,352	$19,566
Current liabilities	(1,227)	(1,210)
Noncurrent liabilities	(10,754)	(12,795)
Net amount recognized in the Consolidated Balance Sheet	$16,371	$5,561

The pension benefit obligation included $57.4 million of pension benefit obligation for the three frozen plans in the U.S. and $12.2 million of pension benefit obligation for plans at foreign subsidiaries. The fair value of plan assets included $85.4 million of plan assets for the three frozen plans in the U.S. and $0.6 million of plan assets for foreign plans.

Information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were (amounts in thousands):

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023
Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31,
Accumulated benefit obligation	$11,778	$44,976
Fair value of plan assets	$619	$31,903

Accumulated Benefit Obligation at December 31	$69,225	$76,746

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31,
Projected benefit obligation	$12,205	$45,439
Fair value of plan assets	$619	$31,903

Projected Benefit Obligation at December 31	$69,652	$77,208

Amounts recognized in accumulated other comprehensive loss:
	2024	2023	2022
Unrecognized prior service cost	$445	$634	$643
Unrecognized net loss	(3,779)	(11,480)	(21,091)
Deferred tax effect of unrecognized items	6,630	8,518	11,181
Net amount recognized in accumulated other comprehensive loss	$3,296	$(2,328)	$(9,267)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2024	2023	2022
Discount rate	5.7%	5.2%	5.8%
Expected long-term return on plan assets	6.5%	6.5%	6.5%

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2024, 2023, and 2022 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2024	2023	2022
Service cost	$340	$606	$590
Interest cost	3,752	4,331	2,872
Assumed return on assets	(5,198)	(4,669)	(6,071)
Amortization of unrecognized prior service cost	(58)	(114)	(85)
Amortization of net unrecognized loss	279	1,004	1,426
Net periodic pension cost (benefit)	$(885)	$1,158	$(1,268)

Service cost is recorded as cost of sales in the consolidated statement of operations while all other components are recorded in other income.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Discount rate	4.2%	5.8%	2.7%

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2024	2023	2024
U.S. equities (a)	60%	57%	40% - 80%
Fixed income	20%	21%	20% - 50%
Cash and cash equivalents	8%	10%	0% - 20%
International equities (a)	12%	12%	0% - 16%
	100%	100%

(a) Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.
The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$6,774	$6,774	$—	$—
Common stock	31,271	31,271	—	—
Bonds and securities	10,018	10,018	—	—
Mutual and insurance funds	37,960	37,101	859	—
Totals	$86,023	$85,164	$859	$—

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$8,186	$8,186	$—	$—
Common stock	27,658	27,658	—	—
Bonds and securities	10,302	10,302	—	—
Mutual and insurance funds	36,623	35,828	795	—
Totals	$82,769	$81,974	$795	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, international equities and REITs.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock in the amount of $0.6 million (approximately one percent of total plan assets) at December 31, 2024, and $1.9 million (approximately two percent of total plan assets) at December 31, 2023.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the 2024 minimum pension funding calculations, the Company does not anticipate any minimum funding requirements.

Projected benefit payments from the plans as of December 31, 2024, are estimated as follows (amounts in thousands):

2025	$7,776
2026	7,034
2027	6,626
2028	6,779
2029	6,514
2030-2034	29,117

401(k)/Defined contribution plans
The Company sponsors three 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.

One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 206,050 shares, 144,439 shares and 124,645 shares of common stock in connection with this 401(k) plan during 2024, 2023, and 2022, respectively.  Expenses to the Company related to this common stock matching contribution were $1.7 million, $1.8 million, and $1.7 million for 2024, 2023, and 2022, respectively.

The second U.S. plan is for the benefit of Carlstar employees. The Company matches employee contributions in an amount equal to 100% of the first 3% and 50% of the next 2% of the employee’s compensation. The Company incurred $1.5 million related to matching contributions from the date of the acquisition through December 31, 2024.

The third U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution.

Expenses related to foreign defined contribution plans were $3.5 million, $3.7 million, and $4.1 million for 2024, 2023, and 2022, respectively.

21. STOCK COMPENSATION

The Company recorded stock compensation of $7.4 million, $6.0 million, and $4.3 million in 2024, 2023, and 2022, respectively.

Titan International, Inc. Equity and Incentive Compensation Plan
The Company adopted a new Titan International, Inc. Equity and Incentive Compensation Plan at the 2021 Annual Meeting of Stockholders to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 2.5 million shares are available for future issuance under the equity incentive plan at December 31, 2024.

Stock Options
Under the Company's Equity Incentive Plan (or its predecessor plan), the Company granted no stock options in 2024, 2023, and 2022. The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors. All options outstanding at December 31, 2024 are fully vested and expire 10 years from the grant date.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of activity in stock options during the year ended December 31, 2024:

	Shares Subject to Option	Weighted-Average		Aggregate Intrinsic Value (in thousands)
		Exercise Price	Remaining Contractual Life (in Years)
Outstanding, December 31, 2023	348,200	$11.62	2.64
Granted	—	—
Exercised	—	—
Forfeited/Expired	(59,000)	16.37
Outstanding, December 31, 2024	289,200	$10.65	2.09	$—
Exercisable, December 31, 2024	289,200	$10.65	2.09	$—

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

Restricted Stock Units and Performance Stock Units
Under the Company's Equity Incentive Plan (or its predecessor plan), the Company granted restricted stock units ("RSUs") to eligible employee and the members of the Company's Board of Directors. The restricted stock units to employees vest over a period of three years. The restricted stock units to the members of the Company's Board of Directors vest over a period of one year. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. During 2024, 2023 and 2022, 665,473, 571,530, and 552,992 RSUs were granted, respectively. The Company recorded $6.5 million, $5.1 million and $3.4 million stock compensation expense associated with RSUs for the year ended December 31, 2024, 2023, and 2022, respectively.

On December 28, 2021, the Company awarded certain named executive officers grants of long-term performance stock units (PSU) based on the achievement of certain adjusted-EBITDA targets for the fiscal years commencing January 1, 2021 and ending December 31, 2024. The number of shares earned could range between 0% and 125% of the target amount depending upon performance achieved over the four year vesting period. The Company recorded $0.9 million, $0.9 million and $0.9 million of stock compensation expense associated with PSUs for the year ended December 31, 2024, 2023, and 2022, respectively.

A summary of RSU and PSU activity for the year ended December 31, 2024, is presented in the following table:

	RSU	PSU (a)	Total Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	973,646	328,948	1,302,594	$11.33
Granted	665,473	—	665,473	11.11
Vested	(494,783)	(328,948)	(823,731)	11.08
Forfeited/Expired	(2,000)	—	(2,000)	12.86
Unvested at December 31, 2024	1,142,336	—	1,142,336	$11.38

(a) The PSU awards are presented at maximum payout of 125% of the target amount and vested at December 31, 2024. The PSU award agreements indicate the shares will be issued within 15 calendar days from the filing date of the Company's Form 10-K for the year ended December 31, 2024.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax unrecognized compensation expense for unvested RSUs and PSUs was $8.2 million at December 31, 2024, and will be recognized as an expense over a weighted-average period of 1.2 years.

The fair value of shares vested, based on the stock's fair value on the vesting date, was $8.0 million, $5.1 million, and $6.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

23. LEASES

The Company leases certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC 842, Leases, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (7.27%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the consolidated statement of operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the consolidated statement of operations. For the years ended December 31, 2024, 2023, and 2022, operating lease expense was $24.5 million, $5.6 million, and $5.1 million, respectively, and finance lease amortization expense was $2.5 million, $3.0 million, and $2.6 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Operating lease ROU assets	Operating lease assets	$117,027	$11,955

Operating lease current liabilities	Operating leases current liabilities	$11,999	$5,021
Operating lease long-term liabilities	Operating leases long-term liabilities	106,020	6,153
Total operating lease liabilities		$118,019	$11,174

Finance lease, gross	Property, plant & equipment, net	$6,801	$5,175
Finance lease accumulated depreciation	Property, plant & equipment, net	(4,442)	(3,489)
Finance lease, net		$2,359	$1,686

Finance lease current liabilities	Other current liabilities	$986	$1,093
Finance lease long-term liabilities	Other long-term liabilities	1,483	1,321
Total finance lease liabilities		$2,469	$2,414

At December 31, 2024, maturity of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
2025	$19,460	$1,138
2026	18,112	884
2027	15,121	457
2028	13,401	236
2029	12,508	16
Thereafter	115,688	—
Total future minimum lease payments	$194,290	$2,731
Less imputed interest	76,271	262
	$118,019	$2,469
Weighted average remaining lease term (in years)	13.50	2.67
Weighted average discount rate	7.27%	7.27%

Supplemental cash flow information related to leases for the year ended December 31, 2024 were as follows: operating cash flows from operating leases were $39.8 million and operating cash flows from finance leases were $0.4 million.

Supplemental cash flow information related to leases for the year ended December 31, 2023 were as follows: operating cash flows from operating leases were $6.8 million and operating cash flows from finance leases were $0.2 million.

24. PURCHASE OBLIGATIONS

The purchase obligations mainly consist of commitments for raw material purchases and equipment associated with our global manufacturing operations. At December 31, 2024, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2025	$28,876
2026	3,287
2027	479
Total non-cancellable purchase obligations	$32,642

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. SEGMENT AND GEOGRAPHICAL INFORMATION
The Company has aggregated its operating segments into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer. These segments are based on the information used by the chief operating decision maker ("CODM") to make certain operating decisions, allocate portions of capital expenditures and assess segment performance. The accounting policies of the segments are the same as those described in Note 1, “Description of Business and Significant Accounting Policies” to these Notes to the consolidated financial statements. Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities. Segment assets are generally determined on the basis of an allocation of the tangible assets located at such operating units’ manufacturing facilities and the intangible assets associated with the acquisitions of such operating units. However, certain operating units’ property, plant, and equipment balances are carried at the corporate level.

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

The chief operating decision maker of Titan is Paul Reitz (President and CEO of Titan). The CODM utilizes both forecasted and actual expense information on a consolidated basis to manage operations. The CODM utilizes segment gross profit and segment operating profit (loss), both in comparison to the prior year and the current forecasted level of gross profit, for purposes of analyzing the segment’s financial performance. The assessment of each segment’s financial performance by the CODM is then utilized to contemplate and execute on business decisions to allocate resources to manage the growth and profitability of each reportable segment and for the Company as a whole.

The table below presents information about certain operating results, separated by market segments, for the years ended December 31, 2024, 2023, and 2022 (amounts in thousands):

	For the Year Ended December 31, 2024
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$788,580	$583,391	$473,966	$—	$1,845,937
Cost of sales	684,592	520,567	382,976	—	1,588,135
Gross profit	103,988	62,824	90,990	—	257,802
Selling, general and administrative expenses	52,910	47,741	64,900	26,243	191,794
Acquisition related expenses	—	—	—	6,196	6,196
Research and development expenses	4,994	6,503	3,380	1,643	16,520
Royalty expense	6,304	1,571	2,233	—	10,108
Segment profit (loss)	$39,780	$7,009	$20,477	$(34,082)	$33,184
Interest expense				(36,429)	(36,429)
Interest income				11,024	11,024
Foreign exchange loss				(6,123)	(6,123)
Other income				6,615	6,615
(Loss) income before income taxes				$(58,995)	$8,271

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2023
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$980,537	$687,758	$153,505	$—	$1,821,800
Cost of sales	817,511	577,068	121,372	—	1,515,951
Gross profit	163,026	110,690	32,133	—	305,849
Selling, general and administrative expenses	51,666	47,712	7,684	27,876	134,938
Research and development expenses	4,107	6,480	411	1,541	12,539
Royalty expense	6,611	1,376	1,658	—	9,645
Segment profit (loss)	$100,642	$55,122	$22,380	$(29,417)	$148,727
Interest expense				(29,157)	(29,157)
Interest income				10,372	10,372
Foreign exchange loss				(22,822)	(22,822)
Other income				2,628	2,628
(Loss) income before income taxes				$(68,396)	$109,748

	For the Year Ended December 31, 2022
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$1,192,239	$807,356	$169,785	$—	$2,169,380
Cost of sales	998,654	671,568	138,448	—	1,808,670
Gross profit	193,585	135,788	31,337	—	360,710
Selling, general and administrative expenses	51,582	48,735	6,218	26,257	132,792
Research and development expenses	3,317	5,735	284	1,068	10,404
Royalty expense	8,212	1,508	1,992	—	11,712
Segment profit (loss)	$130,474	$79,810	$22,843	$(27,325)	$205,802
Interest expense				(32,149)	(32,149)
Interest income				2,353	2,353
Foreign exchange gain				927	927
Other income				25,420	25,420
(Loss) income before income taxes				$(30,774)	$202,353

The table below presents information by products and reportable segments as of and for the years ended December 31, 2024, 2023, and 2022 (amounts in thousands):

2024	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$746,994	$213,994	$448,005	$1,408,993
Undercarriage systems and components	41,586	369,397	25,961	436,944
Total	$788,580	$583,391	$473,966	$1,845,937

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$935,274	$258,709	$130,297	$1,324,280
Undercarriage systems and components	45,263	429,049	23,208	497,520
Total	$980,537	$687,758	$153,505	$1,821,800

2022	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$1,152,933	$329,403	$147,307	$1,629,643
Undercarriage systems and components	39,306	477,953	22,478	539,737
Total	$1,192,239	$807,356	$169,785	$2,169,380

Depreciation and amortization expense by segment were as follows for the fiscal years ended as set forth below (amounts in thousands):

	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
2024	$24,850	18,433	15,585	1,836	$60,704
2023	$21,405	15,185	3,404	2,440	$42,434
2022	$22,645	15,337	3,226	1,539	$42,747

Assets by segment were as follows as of the dates set forth below (amounts in thousands):

	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated(a)	Total
December 31, 2024	$569,632	441,551	512,254	61,516	$1,584,953
December 31, 2023	$559,607	497,508	155,602	76,528	$1,289,245

(a) Unallocated assets included cash of approximately $7 million, $32 million, and $20 million as of December 31, 2024, 2023, and 2022, respectively.

The table below presents information by geographic area. Revenues from external customers were determined based on the location of the selling subsidiary. Geographic information as of and for the years ended December 31, 2024, 2023, and 2022 was as follows (amounts in thousands):

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2024	2023	2022
Net Sales
United States	$935,724	$814,676	$1,074,715
Europe / CIS	462,066	558,677	577,877
Latin America	292,830	354,979	422,439
Asia and other regions	155,317	93,468	94,349
	$1,845,937	$1,821,800	$2,169,380
Long-Lived Assets
United States	$184,686	$107,639	$97,112
Europe / CIS	132,349	142,749	138,617
Latin America	53,653	61,169	49,714
Asia and other regions	50,530	10,137	11,162
	$421,218	$321,694	$296,605

26. EARNINGS PER SHARE

Earnings per share for 2024, 2023, and 2022 were as follows (amounts in thousands, except per share data):

	2024	2023	2022
Net (loss) income applicable to common shareholders	$(5,560)	$78,760	$176,302
Determination of shares:
Weighted average shares outstanding (basic)	68,662	62,452	63,040
Effect of restricted stock and stock options	—	509	651
Weighted average shares outstanding (diluted)	68,662	62,961	63,691
(Loss) earnings per share:
Basic	$(0.08)	$1.26	$2.80
Diluted	$(0.08)	$1.25	$2.77
The effect of restricted stock and stock options has been excluded for the fiscal year ended December 31, 2024, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the year ended December 31, 2024 was 0.5 million.

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Reserves deducted in the balance sheet from the assets to which it applies (amounts in thousands):

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2024
Deferred income tax valuation allowance:
Domestic	$38,554	$—	$97	$(5,164)	$—	$33,487
Foreign	80,981	2,064	—	(5,194)	(4,842)	73,009

Year ended December 31, 2023
Deferred income tax valuation allowance:
Domestic	$41,671	$—	$—	$(3,117)	$—	$38,554
Foreign	79,386	94	2,369	(868)	—	80,981

Year ended December 31, 2022
Deferred income tax valuation allowance:
Domestic	$94,747	$—	$—	$(53,076)	$—	$41,671
Foreign	78,425	19,503	—	(13,833)	(4,709)	79,386

S- 1