Form 10-Q
period 2025-03-31
TITAN INTERNATIONAL INC
filed 2025-04-30
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2025
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

As of April 22, 2025, there were 63,704,208 shares of Titan International, Inc. common stock, $0.0001 par value, outstanding.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024

Net sales	$490,708	$482,209
Cost of sales	422,064	404,839
Gross profit	68,644	77,370
Selling, general and administrative expenses	49,855	39,420
Acquisition related expenses	—	6,196
Research and development expenses	4,544	3,654
Royalty expense	2,446	3,028
Income from operations	11,799	25,072
Interest expense	(9,535)	(8,367)
Interest income	2,239	2,875
Foreign exchange loss	(1,385)	(275)
Other income	1,134	405
Income before income taxes	4,252	19,710
Provision for income taxes	4,230	9,736
Net income	22	9,974
Net income attributable to noncontrolling interests	671	773
Net (loss) income attributable to Titan and applicable to common shareholders	$(649)	$9,201

(Loss) earnings per common share:
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14
Average common shares and equivalents outstanding:
Basic	63,283	64,928
Diluted	63,283	65,704

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2025	2024
Net income	$22	$9,974
Derivative (loss) gain	(8)	2
Currency translation adjustment	46,225	(14,368)
Pension liability adjustments, net of tax of $(21) and $(12), respectively	90	148
Comprehensive income (loss)	46,329	(4,244)
Net comprehensive income attributable to noncontrolling interests	7,622	437
Comprehensive income (loss) attributable to Titan	$38,707	$(4,681)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$174,430	$195,974
Accounts receivable, net of allowance of $3,778 and $3,232, respectively	323,264	211,720
Inventories	455,945	437,192
Prepaid and other current assets	72,756	67,151
Total current assets	1,026,395	912,037
Property, plant and equipment, net	439,164	421,218
Operating lease assets	117,600	117,027
Goodwill	29,563	29,563
Intangible assets, net	11,706	11,985
Deferred income taxes	45,359	41,732
Other long-term assets	52,225	51,391
Total assets	$1,722,012	$1,584,953

Liabilities
Current liabilities
Short-term debt	$13,814	$12,479
Accounts payable	283,220	219,586
Operating leases	11,872	11,999
Other current liabilities	146,075	143,294
Total current liabilities	454,981	387,358
Long-term debt	571,589	552,966
Deferred income taxes	8,652	6,416
Operating leases	107,802	106,020
Other long-term liabilities	39,532	38,537
Total liabilities	1,182,556	1,091,297
Commitments and Contingencies
Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued and 63,651,552 outstanding at March 31, 2025; 78,447,035 issued and 63,139,435 outstanding at December 31, 2024)	—	—
Additional paid-in capital	735,616	740,223
Retained earnings	163,414	164,063
Treasury stock (at cost, 14,795,483 shares at March 31, 2025 and 15,307,600 shares at December 31, 2024)	(118,258)	(122,336)
Accumulated other comprehensive loss	(246,521)	(285,877)
Total Titan shareholders’ equity	534,251	496,073
Noncontrolling interests	5,205	(2,417)
Total equity	539,456	493,656
Total liabilities and equity	$1,722,012	$1,584,953
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2025	63,139,435	$740,223	$164,063	$(122,336)	$(285,877)	$496,073	$(2,417)	$493,656
Net (loss) income			(649)			(649)	671	22
Currency translation adjustment, net					39,274	39,274	6,951	46,225
Pension liability adjustments, net of tax					90	90		90
Derivative loss					(8)	(8)		(8)
Stock-based compensation	453,842	(4,539)		3,614		(925)		(925)
Issuance of treasury stock under 401(k) plan	58,275	(68)		464		396		396
Balance March 31, 2025	63,651,552	$735,616	$163,414	$(118,258)	$(246,521)	$534,251	$5,205	$539,456

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2024	60,715,855	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415
Net income			9,201			9,201	773	9,974
Currency translation adjustment, net					(14,032)	(14,032)	(336)	(14,368)
Pension liability adjustments, net of tax					148	148		148
Derivative gain					2	2		2
Stock-based compensation	266,817	(2,388)		2,420		32		32
Issuance of treasury stock under 401(k) plan	29,523	174		267		441		441
Common stock repurchase	(100,000)			(1,402)		(1,402)		(1,402)
Common stock issuance	11,921,766	168,693				168,693		168,693
Balance March 31, 2024	72,833,961	$735,544	$178,824	$(51,300)	$(232,925)	$630,143	$792	$630,935

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2025	2024
Net income	$22	$9,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,871	12,001
Deferred income tax (benefit) provision	(793)	3,491
Loss on fixed asset and investment sale	40	25
Stock-based compensation	(925)	32
Issuance of stock under 401(k) plan	396	441
Foreign currency loss (gain)	2,759	(390)
Increase in assets, net of acquisitions:
Accounts receivable	(97,101)	(43,140)
Inventories	(5,339)	(136)
Prepaid and other current assets	(2,358)	(6,548)
Other assets	(1,443)	(4,037)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	51,188	25,196
Other current liabilities	(1,154)	3,695
Other liabilities	246	1,401
Net cash (used for) provided by operating activities	(38,591)	2,005
Cash flows from investing activities:
Capital expenditures	(15,027)	(16,607)
Business acquisition, net of cash acquired	—	(142,207)
Proceeds from sale of fixed assets	199	52
Net cash used for investing activities	(14,828)	(158,762)
Cash flows from financing activities:
Proceeds from borrowings	26,606	154,771
Repayments of debt	(8,013)	(7,021)
Repurchase of common stock	—	(1,402)
Other financing activities	21	(642)
Net cash provided by financing activities	18,614	145,706
Effect of exchange rate changes on cash	13,261	(5,572)
Net decrease in cash and cash equivalents	(21,544)	(16,623)
Cash and cash equivalents, beginning of period	195,974	220,251
Cash and cash equivalents, end of period	$174,430	$203,628

Supplemental information:
Interest paid	$3,209	$843
Income taxes paid, net of refunds received	3,421	5,549
Non cash financing activity:
Issuance of common stock in connection with business acquisition	$—	$168,693

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan or the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the 2024 Form 10-K). All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

Fair Value of Financial Instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in marketable equity securities of $3.4 million as of March 31, 2025 and $5.3 million as of December 31, 2024, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements.  Our 7.00% senior secured notes due 2028 were carried at a cost of $397.4 million at March 31, 2025 and $397.2 million at December 31, 2024. The fair value of the senior secured notes due 2028, as determined with the assistance of an independent pricing platform using real-time trade data, was approximately $390.8 million and $390.0 million, at March 31, 2025 and December 31, 2024, respectively, which was determined to be a level 2 fair value measurement.

Hyperinflation in Argentina and Turkey
In July 2018 and March 2022, the three-year cumulative rate of inflation for consumer prices and wholesale prices reached a level in excess of 100% for Argentina and Turkey, respectively. As a result, in accordance with Accounting Standards Codification (ASC) Topic 830, Foreign Currency Matters, Argentina and Turkey were considered hyperinflationary economies and the Company has applied the standard since December 31, 2023.

For the three months ended March 31, 2025 and 2024, the Company recognized a net monetary loss of $1.1 million and $1.2 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represented approximately 6% and 5% of consolidated assets of Titan as of March 31, 2025 and December 31, 2024, respectively. The Russian operations represented 4% and 5% of consolidated global sales for the three months ended March 31, 2025 and 2024, respectively. The impact of the military conflict between Russia and Ukraine has not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the Share Repurchase Program) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Titan did not repurchase any shares of its common stock under the Share Repurchase Program during the three months ended March 31, 2025. Titan repurchased 100,000 shares of its common stock totaling $1.4 million during the three months ended March 31, 2024. As of March 31, 2025, $1.0 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

Supplier Financing Program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's consolidated balance sheets, and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's consolidated statements of cash flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's consolidated balance sheet were $15.8 million at March 31, 2025, and $13.2 million at December 31, 2024.

New Accounting Pronouncements to be Adopted in Future Periods
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements will impact our income tax disclosures and we are currently evaluating the impact of adoption.

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

2. BUSINESS COMBINATION

Acquisition of The Carlstar Group (now also known as Titan Specialty)

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

Carlstar is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, trailers, and small to midsize agricultural and construction equipment. Carlstar has 17 manufacturing and distribution facilities located in four countries and provides solutions to customers in North America, Europe and China. Since the acquisition, the Company refers to much of Carlstar’s product line as “Titan Specialty” with all of Carlstar's operations now integrated as part of our One Titan platform.

The following table summarizes the final allocation of purchase price consideration to the major classes of assets and liabilities as of February 29, 2024 (amounts in thousands):

Final Purchase Price Allocation
Accounts receivable	$92,043
Inventories	150,900
Prepaid and other current assets	13,339
Property, plant, and equipment	115,090
Other long-term assets	111,864
Goodwill	29,563
Intangible assets	11,500
Fair value of assets acquired	$524,299
Accounts payable	$66,055
Other current liabilities	28,377
Operating leases	108,249
Deferred tax liabilities	7,773
Other long-term liabilities	1,509
Fair value of liabilities assumed	$211,963
Purchase price	$312,336

Goodwill represents value the Company expects to be created by combining the operations of the acquired business with the Company's operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is deductible for tax purposes. The carrying value of goodwill by reportable segment as of March 31, 2025 and December 31, 2024 was as follows:

Carrying Value
Agricultural	$4,844
Earthmoving/construction	—
Consumer	24,719
Total	$29,563

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Through March 31, 2024, the actual revenue and income before taxes of Titan Specialty since the acquisition date of February 29, 2024 included in the consolidated statement of operations is as shown below (amounts in thousands). The net income includes the effect of fair value adjustments for the amortization of inventory, intangible assets, and depreciation of property, plant and equipment.

From Acquisition Date to March 31, 2024
Titan Specialty revenue	$51,788
Titan Specialty income before taxes	1,254

The following is the unaudited pro forma financial information for the three months ended March 31, 2024 that reflects our results of our operations as if the acquisition of Titan Specialty had been completed on January 1, 2023. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2023, nor is it indicative of the future consolidated results of operations or financial position of the combined companies (amounts in thousands, except per share data).

Three months ended
March 31, 2024
Pro forma revenues	$584,027
Pro forma net income	25,445
Net income per common share, basic	$0.35
Net income per common share, diluted	0.35

These pro forma amounts have been calculated after applying Titan's accounting policies and making certain adjustments, which primarily relate to: (i) severance-related costs, (ii) adjustments relating to the fair value step-ups to inventory and (iii) transaction-related costs of both Titan and Titan Specialty. These pro forma amounts were adjusted to be excluded from the unaudited pro forma information for the three months ended March 31, 2024.

Total acquisition-related costs for the three months ended March 31, 2024 was $6.2 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Accounts receivable	$327,042	$214,952	$362,763
Allowance for credit losses	(3,778)	(3,232)	(7,204)
Accounts receivable, net	$323,264	$211,720	$355,559

Accounts receivable is reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses during the three months ended March 31, 2025 and 2024, respectively, consisted of the following (amounts in thousands):

	2025	2024
Balance at January 1,	$3,232	$5,340
Provision charged to expense	72	198
Recoveries of accounts receivable	—	(742)
Other, including foreign currency translation and acquisition related activity	474	2,408
Balance at March 31,	$3,778	$7,204

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Raw material	$102,510	$103,616
Work-in-process	45,432	41,898
Finished goods	308,003	291,678
	$455,945	$437,192

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Land and improvements	$45,053	$42,534
Buildings and improvements	271,578	260,256
Machinery and equipment	740,016	703,899
Tools, dies and molds	117,863	118,569
Construction-in-process	47,951	46,997
	1,222,461	1,172,255
Less accumulated depreciation	(783,297)	(751,037)
	$439,164	$421,218

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Depreciation on property, plant and equipment was $14.1 million and $11.5 million for the three months ended March 31, 2025 and 2024, respectively.

6. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

		March 31, 2025
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(520)	$5,480
Trade names	10.00	5,500	(596)	4,904
Other intangibles	15.37	3,585	(2,263)	1,322
Total		$15,085	$(3,379)	$11,706

		December 31, 2024
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(400)	$5,600
Trade names	10.00	5,500	(458)	5,042
Other intangibles	15.52	3,523	(2,180)	1,343
Total		$15,023	$(3,038)	$11,985

Amortization related to intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

The estimated aggregate amortization expense at March 31, 2025, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

April 1 - December 31, 2025	$957
2026	1,276
2027	1,218
2028	1,153
2029	1,153
Thereafter	5,949
$11,706

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Compensation and benefits	$47,274	$47,735
Warranty	12,186	12,571
Accrued insurance benefits	19,819	20,218
Customer rebates and deposits	11,854	15,004
Accrued other taxes	12,891	12,142
Accrued interest	12,513	5,646
Foreign government grant (1)	3,894	3,672
Other	25,644	26,306
	$146,075	$143,294
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

8. WARRANTY

Changes in the warranty liability during the three months ended March 31, 2025 and 2024, respectively, consisted of the following (amounts in thousands):

	2025	2024
Warranty liability at beginning of the period	$22,392	$21,710
Provision for warranty liabilities	3,058	4,043
Warranty payments made	(3,032)	(4,037)
Other adjustments, including acquisition of Titan Specialty	—	1,784
Warranty liability at end of the period	$22,418	$23,500

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2025
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(2,628)	$397,372
Revolving credit facility	163,000	—	163,000
Titan Europe credit facilities	18,176	—	18,176
Other debt	6,855	—	6,855
Total debt	588,031	(2,628)	585,403
Less amounts due within one year	13,814	—	13,814
Total long-term debt	$574,217	$(2,628)	$571,589

	December 31, 2024
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(2,847)	$397,153
Revolving credit facility	146,000	—	146,000
Titan Europe credit facilities	15,199	—	15,199
Other debt	7,093	—	7,093
Total debt	568,292	(2,847)	565,445
Less amounts due within one year	12,479	—	12,479
Total long-term debt	$555,813	$(2,847)	$552,966

The weighted-average interest rates on short-term borrowings due within one year at March 31, 2025 and December 31, 2024, were approximately 2.6% and 4.1%, respectively.

Aggregate principal maturities of long-term debt at March 31, 2025 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2025	$12,184
2026	7,449
2027	2,259
2028	563,549
2029	556
Thereafter	2,034
$588,031
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

Revolving Credit Facility
In connection with the acquisition of Titan Specialty, Titan entered into a new domestic credit facility which was effective on February 29, 2024. The new credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit (the previous credit facility was $125.0 million) and is collateralized by accounts receivable and inventory of certain of the

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company's domestic and Canadian subsidiaries. In addition, swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility has a five-year term and can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of the Company's 7.00% secured notes due in 2028. The new credit facility has terms similar to those contained in the previous credit facility as well as other enhancements to further improve the availability within the borrowing base. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of March 31, 2025, the weighted average interest rate was 6.35%.

The Company's total amount available for borrowing under the new credit facility at March 31, 2025 totaled $225.0 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $5.4 million and $163.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the new credit facility totaled $56.6 million at March 31, 2025.

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

Prior to February 29, 2024, the Company had a $125.0 million revolving credit facility until the completion of the new credit facility noted above. The $125.0 million credit facility was collateralized by accounts receivable and inventory of certain of the Company’s domestic subsidiaries and was scheduled to mature in October 2026. This credit facility was terminated in connection with the effectiveness of the new credit facility.

Titan Europe Credit Facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $18.2 million and $15.2 million in aggregate principal amount at March 31, 2025 and December 31, 2024, respectively. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Other Debt
The Company has working capital loans at Titan Pneus do Brasil Ltda at varying interest rates between approximately 6.0% and 7.6%, which totaled $6.9 million at March 31, 2025. Similarly, the Company had a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 6.9% to 7.6%, which totaled $7.1 million at December 31, 2024. The maturity dates on these loans range from one year to two years. The Company expects to negotiate an extension of the maturity dates on these loans with the applicable financial institutions or to repay the loan, as needed.

Debt Restrictions
The Company’s $225.0 million revolving credit facility and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than the greater of (i) $17.0 million and (ii) 10% of the credit facility’s line cap (the line cap being the lesser of our borrowing base or the lenders’ commitments under the credit facility), the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of the Company’s stock;
•Restrictions on the ability of the Company to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limits on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at March 31, 2025.

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

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Operating lease ROU assets	Operating lease assets	$117,600	$117,027

Operating lease current liabilities	Operating leases current liabilities	11,872	11,999
Operating lease long-term liabilities	Operating leases long-term liabilities	107,802	106,020
Total operating lease liabilities		$119,674	$118,019

Finance lease, gross	Property, plant & equipment, net	$7,123	$6,801
Finance lease accumulated depreciation	Property, plant & equipment, net	(4,687)	(4,442)
Finance lease, net		$2,436	$2,359

Finance lease current liabilities	Other current liabilities	$953	$986
Finance lease long-term liabilities	Other long-term liabilities	1,631	1,483
Total finance lease liabilities		$2,584	$2,469

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At March 31, 2025, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
April 1 - December 31, 2025	$16,493	$975
2026	18,730	994
2027	15,699	562
2028	13,997	313
2029	13,121	74
Thereafter	119,172	66
Total lease payments	$197,212	$2,984
Less imputed interest	77,538	400
	$119,674	$2,584

Weighted average remaining lease term (in years)	13.34	2.96
Weighted average discount rate	7.27%	7.27%
Supplemental cash flow information related to leases for the three months ended March 31, 2025 were as follows: operating cash flows from operating leases were $5.3 million.

Supplemental cash flow information related to leases for the three months ended March 31, 2024 were as follows: operating cash flows from operating leases were $3.9 million.

11. EMPLOYEE BENEFIT PLANS

The Company has three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. The Company also has pension plans covering certain employees of several foreign subsidiaries. The Company also sponsors a number of defined contribution plans in the U.S. and at foreign subsidiaries. The Company contributed approximately $0.1 million to the pension plans during the three months ended March 31, 2025 and $0.2 million are expected to be contributed to the pension plans during the remainder of 2025.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2025	2024
Service cost	$161	$162
Interest cost	945	952
Expected return on assets	(1,329)	(1,301)
Amortization of unrecognized prior service cost	(14)	(16)
Amortization of net unrecognized loss	18	68
Net periodic pension (benefit)	$(219)	$(135)
Service cost is recorded as cost of sales in the condensed consolidated statements of operations while all other components are recorded in other income.

12. VARIABLE INTEREST ENTITIES

The Company holds variable interests in certain variable interest entities (VIEs) that are not consolidated because Titan is not the primary beneficiary. The Company's involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss represents the loss of assets recognized by Titan relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Titan's condensed consolidated balance sheets related to Titan's interest in these non-consolidated VIEs and the Company's maximum exposure to loss relating to non-consolidated VIEs as of the dates set forth below were as follows (amounts in thousands):

	March 31, 2025	December 31, 2024
Investments	$8,174	$7,919
Total VIE assets	8,174	7,919
Accounts payable to the non-consolidated VIEs	3,473	2,646
Maximum exposure to loss	$11,647	$10,565

13. ROYALTY EXPENSE

The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, other Commonwealth of Independent States countries, Australia, and New Zealand. The farm and ATV agreement is scheduled to expire in 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2025. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses were $2.4 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively.

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2025	2024
Equity investment income	$174	$327
Loss on sale of assets	(40)	(25)
Pension plan income	527	405
Other income (loss)	473	(302)
	$1,134	$405

15. INCOME TAXES

The Company recorded income tax expense of $4.2 million and $9.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company's effective income tax rate was 99.5% and 49.4% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, and 2024, the income tax expense differed each period due to an overall decrease in pre-tax income.

The Company’s 2025 and 2024 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Titan will continue to evaluate the potential impact on the condensed consolidated financial statements and related disclosures but does not anticipate a material impact. Titan did not record any tax associated with Pillar 2 for the three months ended March 31, 2025.

16. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2025	2024
Net (loss) income attributable to Titan and applicable to common shareholders	$(649)	$9,201
Determination of shares:
Weighted average shares outstanding (basic)	63,283	64,928
Effect of restricted stock and stock options	—	776
Weighted average shares outstanding (diluted)	63,283	65,704
(Loss) earnings per common share:
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14

The effect of restricted stock and stock options has been excluded for the three months ended March 31, 2025, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the three months ended March 31, 2025 was 0.8 million.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The CODM of Titan is Paul Reitz (President and CEO of Titan). The CODM utilizes both forecasted and actual expense information on a consolidated basis to manage operations. The CODM utilizes segment gross profit and segment operating profit (loss), both in comparison to the prior year and the current forecasted level of gross profit, for purposes of analyzing the segment’s financial performance. The assessment of each segment’s financial performance by the CODM is then utilized to contemplate and execute on business decisions to allocate resources to manage the growth and profitability of each reportable segment and for the Company as a whole. The CODM does not review asset information by segment to manage operations or allocate resources. Therefore, segment assets are not disclosed.

The table below presents information about certain operating results, separated by market segments, for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three months ended March 31, 2025
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$197,746	$143,290	$149,672	$—	$490,708
Cost of sales	173,259	128,397	120,408	—	422,064
Gross profit	$24,487	$14,893	$29,264	$—	$68,644
Selling, general and administrative expenses	12,074	11,021	19,087	7,673	49,855
Research and development expenses	1,354	1,849	888	453	4,544
Royalty expense	1,617	347	482	—	2,446
Segment profit (loss)	$9,442	$1,676	$8,807	$(8,126)	$11,799
Interest expense				(9,535)	(9,535)
Interest income				2,239	2,239
Foreign exchange loss				(1,385)	(1,385)
Other income				1,134	1,134
(Loss) income before income taxes				$(15,673)	$4,252

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31, 2024
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$239,673	$165,208	$77,328	$—	$482,209
Cost of sales	199,054	142,231	63,554	—	404,839
Gross profit	$40,619	$22,977	$13,774	$—	$77,370
Selling, general and administrative expenses	13,394	11,956	7,803	6,267	39,420
Acquisition related expenses	—	—	—	6,196	6,196
Research and development expenses	1,230	1,666	336	422	3,654
Royalty expense	1,985	521	522	—	3,028
Segment profit (loss)	$24,010	$8,834	$5,113	$(12,885)	$25,072
Interest expense				(8,367)	(8,367)
Interest income				2,875	2,875
Foreign exchange loss				(275)	(275)
Other income				405	405
(Loss) income before income taxes				$(18,247)	$19,710

The table below presents net sales by products and reportable segments for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Three months ended March 31, 2025
Wheels and Tires [including assemblies]	$188,367	$54,413	$142,175	$384,955
Undercarriage systems and components	9,379	88,877	7,497	105,753
Total	$197,746	$143,290	$149,672	$490,708

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Three months ended March 31, 2024
Wheels and Tires [including assemblies]	$229,034	$66,245	$71,354	$366,633
Undercarriage systems and components	10,639	98,963	5,974	115,576
Total	$239,673	$165,208	$77,328	$482,209

Depreciation and amortization expense by segment were as follows as of the periods set forth below (amounts in thousands):

	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Corporate & Unallocated	Total
Three months ended March 31, 2025	$6,158	$4,463	$4,661	$589	$15,871
Three months ended March 31, 2024	5,708	3,935	1,842	516	12,001

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2025	$(289,678)	$505	$3,296	$(285,877)
Currency translation adjustments	39,274	—	—	39,274
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(21)	—	—	90	90
Derivative loss	—	(8)	—	(8)
Balance at March 31, 2025	$(250,404)	$497	$3,386	$(246,521)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2024	$(217,455)	$740	$(2,328)	$(219,043)
Currency translation adjustments, net	(14,032)	—	—	(14,032)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax of $(12)	—	—	148	148
Derivative gain	—	2	—	2
Balance at March 31, 2024	$(231,487)	$742	$(2,180)	$(232,925)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan or the Company) on Titan's financial condition, results of operations, liquidity, and other factors that may affect the Company's future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the 2024 Form 10-K).

Acquisition of Carlstar Group (now also known as "Titan Specialty")
On February 29, 2024, the Company acquired 100% of the equity interests of Carlstar, whose products are also known as Titan Specialty. The results of Carlstar's operations have been included in our consolidated financial statements since February 29, 2024. Total acquisition-related costs related to the Carlstar/Titan Specialty acquisition for the three months ended March 31, 2024 were $6.2 million.

The purchase consideration for the Carlstar/Titan Specialty acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed as of February 29, 2024. For further information, refer to Note 2 to our condensed consolidated financial statements.

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
•possible changes in domestic and international laws and policies which have created substantial economic uncertainties, including the imposition and announcement of tariffs by various governments of large, industrialized countries on imported goods;
•the Company's ability to meet conditions of loan agreements, indentures and other financing documents;
•the Company’s business strategies, including its intention to introduce new products;
•expectations concerning the performance and success of the Company’s existing and new products; and
•the Company’s intention to consider and pursue acquisition and divestiture opportunities and the expectations related to acquisitions that the Company has recently effected, in particular the acquisition of Titan Specialty, which could significantly impact the Company's financial results if actual results from the Titan Specialty acquisition differ from anticipated results.
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including those described in “Item 1A – Risk Factors” in Part I of the 2024 Form 10-K and “Item 1A – Risk Factors” in Part II of this quarterly report on Form 10-Q, certain of which are beyond the Company’s control.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Actual results could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including:
•uncertainties from political or electoral changes in the United States, Europe and elsewhere, including the imposition of tariffs by various countries on imported goods and responses thereto and resulting impacts;
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
•risks related to the termination of the standstill under that agreement following the Company’s 2025 annual meeting of stockholders, as well as the impact of any sales of the Company’s shares held by affiliates of American Industrial Partners pursuant to the Form S-3 registration statement filed with and declared effective by the Securities and Exchange Commission (the SEC) in December 2024;
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

OVERVIEW
Titan is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe. As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets.  Titan manufactures and sells certain tires under the Goodyear Farm Tire, Titan Tire, Carlstar and Voltyre-Prom Tire brands and has complete research and development facilities to validate tire and wheel designs. Carlstar sells tire products under the Carlisle® brand under a long-term license agreement that expires in 2033 and also sells tires under other recognized brand names, including ITP®, Trail Wolf®, Links®, USA Trail® and Carlisle Radial Trail HD™ highway trailer tires.

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

Consumer Segment: In February 2024, Titan acquired Carlstar, also known as Titan Specialty, which is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, and high speed trailers. Titan Specialty is primarily concentrated in the consumer segment, but also manufactures and sells small to midsize agricultural tires. Products are offered in Carlstar, ITP, Black Rock, and Unique brands with portfolios commensurate to supporting these markets. The Company also offers the added value of wheel and tire assemblies for many of these products to select OEM customers.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
During recent months, agriculture-related commodity prices and farmer income have been on the rise, however, prices remain lower than historical highs. The agricultural markets in North America and Europe are currently experiencing a significant slowdown in customer demand and this is further exacerbated by the implementation of tariffs by the United States and other countries throughout the world, and responses thereto, which has created uncertainty in the global markets including impact on farmer sentiments. The agricultural markets in South America are, however, seeing early signs of a market recovery as customer demand appears to be growing. Amid the evolving global tariffs situation, Titan is in a uniquely advantaged position among its competitors, having manufacturing capabilities that are strategically located in the key markets we serve. In addition, the mid to long term global market trends point to population growth, a shift in consumer preference toward higher protein diets, and the pressures to replace an aging large equipment fleet in favor of newer and higher productivity technology, as providing encouragement that market conditions may improve to support renewed and continued demand for the Company's products in the mid to long term time horizon. The Company is hopeful that the underlying market trends mentioned above will provide future support for the mid to long term demand for the Company's products. Many more variables, including weather, volatility in the price of commodities, grain prices, the demand for used equipment, export markets, foreign currency exchange rates, interest rates, government policies, subsidies, uncertainty surrounding tariffs implemented by the United States and reciprocated by other countries, can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, uncertainty surrounding the imposition of tariffs as mentioned above, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country-specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing a slowdown in OEM demand, but we expect the market to stabilize over the mid to long term given the level of mining capital budgets and forecasted GDP growth. The mining industry has experienced growth given the increased demand in natural resources industries. Mineral commodity prices are at relatively high levels, which also supports the forecasted mid- to long-term growth.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under several leading brands, including Carlstar, ITP and Marastar brands within powersports, outdoor power equipment and high-speed trailers. The consumer market also includes light truck tires sold into Latin America and other specialty products, including custom mixing of rubber stock, and train brakes. Some aspects of the consumer market are experiencing a slowdown, particularly in the Americas. The consumer segment pace of growth can vary from period to period and is affected by many macroeconomic variables including but not limited to inflationary impacts, consumer spending, interest rates, government policies, and uncertainty surrounding tariffs mentioned above. Titan has a manufacturing facility in China and is actively assessing the evolving retaliatory tariff situation and will make timely decisions on supply chain and production plans, which may include re-sourcing products to its factories in the United States or to other third party suppliers in countries with less tariff impacts. As previously stated, Titan’s ownership of manufacturing capabilities that are strategically located in key markets we serve, puts the company in a uniquely advantaged position.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended
(Amounts in thousands, except percentages)	March 31,
	2025	2024	% Increase/(Decrease)
Net sales	$490,708	$482,209	1.8%
Cost of sales	422,064	404,839	4.3%
Gross profit	68,644	77,370	(11.3)%
Gross profit %	14.0%	16.0%	(12.5)%
Selling, general and administrative expenses	49,855	39,420	26.5%
Acquisition related expenses	—	6,196	N.M.
Research and development expenses	4,544	3,654	24.4%
Royalty expense	2,446	3,028	(19.2)%
Income from operations	$11,799	$25,072	(52.9)%

Net Sales
Net sales for the three months ended March 31, 2025 were $490.7 million, compared to $482.2 million in the comparable period of 2024. Net sales increase was primarily attributable to increased sales, resulting from the contribution of the Titan Specialty acquisition acquired in February 2024 and positive price/mix effects. This growth was substantially offset by declines in the agricultural and earthmoving/construction segments, notably in North America and Europe, attributable to weakened end customer demand. Additionally, a 3.6% unfavorable currency translation impact, mainly due to the depreciation of the Brazilian real and Turkish lira, contributed to the offset.

Gross Profit
Gross profit for the three months ended March 31, 2025 was $68.6 million, or 14.0% of net sales, compared to $77.4 million, or 16.0% of net sales, for the three months ended March 31, 2024. The changes in gross profit and gross margin were primarily due to significantly lower volume that impacted fixed cost leverage across the global production facilities, and inflationary costs impacts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2025 were $49.9 million, or 10.2% of net sales, compared to $39.4 million, or 8.2% of net sales, for the three months ended March 31, 2024. The change in SG&A for the three months ended March 31, 2025 as compared to the prior year period was due to recurring SG&A on the Titan Specialty operations, which includes the management of distribution centers and heightened depreciation and amortization expenses associated with the acquisition.

Acquisition Related Expenses
Acquisition related expenses for the three months ended March 31, 2024 were $6.2 million, associated with the one-time transaction costs for Titan Specialty.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended March 31, 2025 were $4.5 million, or 0.9% of net sales, compared to $3.7 million, or 0.8% of net sales, for the comparable period in 2024. R&D spending reflects initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, other Commonwealth of Independent States countries, Australia, and New Zealand. The farm and ATV agreement is scheduled to expire in 2029 with annual renewal options following the initial term. The truck tires

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
royalty agreement expires December 31, 2025. The Company intends to renew the royalty agreement prior to its expiration. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses for the three months ended March 31, 2025 were $2.4 million, or 0.5% of net sales, compared to $3.0 million, or 0.6% of net sales, for the three months ended March 31, 2024.

Income from Operations
Income from operations for the three months ended March 31, 2025 was $11.8 million, compared to income from operations of $25.1 million for the three months ended March 31, 2024. The change in income from operations for the three months ended March 31, 2025 as compared to the prior year periods was primarily due to lower gross profit and the net result of the items previously discussed.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $9.5 million and $8.4 million for the three months ended March 31, 2025 and 2024. The increase in interest expense was primarily attributable to higher borrowing associated with a new credit facility, which was used for the Titan Specialty acquisition in February 2024 and the MHR Repurchase in October 2024.

Interest Income
Interest income was $2.2 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. The decline in interest income for the three-month period was primarily due to reduced short-term financial investments in Brazil, and Argentina.

Foreign Exchange Loss
Foreign exchange loss was $1.4 million for the three months ended March 31, 2025, compared to a loss of $0.3 million for the three months ended March 31, 2024. The change in foreign exchange (loss) gain during the three months ended on March 31, 2025, as compared to the prior year period, was attributable to the unfavorable impact of the translation of intercompany balances at certain foreign subsidiaries, which are denominated in local currencies rather than the reporting currency, which is the United States dollar. Since these intercompany balances are expected to be settled at some point in the future, they are adjusted each reporting period to reflect the current exchange rates.

Other Income
Other income was $1.1 million for the three months ended March 31, 2025, as compared to other income of $0.4 million in the comparable period of 2024. This growth was mainly driven by a net increase of $0.7 million related to non-operating foreign ancillary income.

Provision for Income Taxes
The Company recorded income tax expense of $4.2 million and $9.7 million for the three months ended March 31, 2025 and 2024, respectively. The Company's effective income tax rate was 99.5% and 49.4% for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, the income tax expense differed each period due to an overall decrease in pre-tax income.

The Company’s 2025 and 2024 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision.

Net Income and (Loss) Earnings per Share
Net income for the three months ended March 31, 2025 was $0.0 million, compared to net income of $10.0 million in the comparable period of 2024. For the three months ended March 31, 2025 and 2024, basic (loss) earnings per share were $(0.01) and $0.14, respectively, and diluted (loss) earnings per share were $(0.01) and $0.14, respectively. The Company's net income and (loss) earnings per share changes were due to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended March 31, 2025

Three months ended March 31, 2025	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$197,746	$143,290	$149,672	$—	$490,708
Gross profit	24,487	14,893	29,264	—	68,644
Profit margin	12.4%	10.4%	19.6%	—	14.0%
Income (loss) from operations	9,442	1,676	8,807	(8,126)	11,799
Three months ended March 31, 2024
Net sales	$239,673	$165,208	$77,328	$—	$482,209
Gross profit	40,619	22,977	13,774	—	77,370
Profit margin	16.9%	13.9%	17.8%	—	16.0%
Income (loss) from operations	24,010	8,834	5,113	(12,885)	25,072

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2025	2024	% Decrease
Net sales	$197,746	$239,673	(17.5)%
Gross profit	24,487	40,619	(39.7)%
Profit margin	12.4%	16.9%	(26.6)%
Income from operations	9,442	24,010	(60.7)%

Net sales in the agricultural segment were $197.7 million for the three months ended March 31, 2025, as compared to $239.7 million for the comparable period in 2024. The net sales change was primarily attributable to a significant reduction in global demand for agricultural equipment, particularly in North America and Europe which stemmed from lower farm income, higher financing costs, and actions taken by OEM customers to reduce elevated inventory at their retail channels, among other current economic impacts. Additionally, an unfavorable foreign currency translation impact of 4.2% further contributed to the change in net sales, mainly due to the weakening Brazilian real and Turkish lira.

Gross profit in the agricultural segment was $24.5 million for the three months ended March 31, 2025, as compared to $40.6 million in the comparable period in 2024.  The change in gross profit was attributable to the significantly lower sales volume, and the effect on fixed cost leverage.

Income from operations in the Company's agricultural segment was $9.4 million for the three months ended March 31, 2025, as compared to income of $24.0 million for the three months ended March 31, 2024. The overall change in income from operations was primarily due to the lower gross profit resulting from the decrease in net sales.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2025	2024	% Decrease
Net sales	$143,290	$165,208	(13.3)%
Gross profit	14,893	22,977	(35.2)%
Profit margin	10.4%	13.9%	(25.2)%
Income from operations	1,676	8,834	(81.0)%

The Company's earthmoving/construction segment net sales were $143.3 million for the three months ended March 31, 2025, as compared to $165.2 million in the comparable period in 2024. The change in earthmoving/construction sales was mainly due to reduced sales volume in the North Americas and Europe, a slowdown among construction OEM customers, and a 3.2% negative impact from foreign currency translation, primarily due to the weakening Brazilian real.

Gross profit in the earthmoving/construction segment was $14.9 million for the three months ended March 31, 2025, as compared to $23.0 million for the three months ended March 31, 2024. The change in gross profit was attributable to lower sales volume, reduced fixed cost leverage, and some inflationary costs that were absorbed by the operations in the midst of a challenging price environment.

The Company's earthmoving/construction segment income from operations was $1.7 million for the three months ended March 31, 2025, as compared to $8.8 million for the three months ended March 31, 2024. The change was a result of lower sales volume impacting gross margins and inflationary costs.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2025	2024	% Increase
Net sales	$149,672	$77,328	93.6%
Gross profit	29,264	13,774	112.5%
Profit margin	19.6%	17.8%	10.1%
Income from operations	8,807	5,113	72.2%

Consumer segment net sales were $149.7 million for the three months ended March 31, 2025, as compared to $77.3 million for the three months ended March 31, 2024. This increase was mainly driven by the favorable effects of the Titan Specialty acquisition, although it was partially offset by lower sales volumes in the Americas due to challenging market conditions, particularly with OEM's from the current economic conditions, along with a 2.6% negative impact from foreign currency, primarily due to the weakening Brazilian real.

Gross profit from the consumer segment was $29.3 million for the three months ended March 31, 2025, as compared to $13.8 million for the three months ended March 31, 2024. The increase in gross profit and margin was influenced by the Titan Specialty acquisition, particularly its aftermarket presence.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer segment income from operations was $8.8 million for the three months ended March 31, 2025, as compared to income of $5.1 million for the three months ended March 31, 2024. The increase was driven by the higher gross profit attributable to the factors mentioned above.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated costs of $8.1 million for the three months ended March 31, 2025, as compared to $12.9 million for the three months ended March 31, 2024.

Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The change in corporate and unallocated expenses for the three months ended March 31, 2025 as compared to the prior year period was primarily due to transaction costs of $6.2 million related to the Titan Specialty acquisition in the first quarter of 2024.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2025, the Company reported $174.4 million of cash, which decreased as compared to the December 31, 2024 balance of $196.0 million, due to the net effect of the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2025	2024	Change
Net income	$22	$9,974	$(9,952)
Depreciation and amortization	15,871	12,001	3,870
Deferred income tax provision	(793)	3,491	(4,284)
Foreign currency loss (gain)	2,759	(390)	3,149
Accounts receivable	(97,101)	(43,140)	(53,961)
Inventories	(5,339)	(136)	(5,203)
Prepaid and other current assets	(2,358)	(6,548)	4,190
Accounts payable	51,188	25,196	25,992
Other current liabilities	(1,154)	3,695	(4,849)
Other liabilities	246	1,401	(1,155)
Other operating activities	(1,932)	(3,539)	1,607
Cash (used for) provided by operating activities	$(38,591)	$2,005	$(40,596)

During the first three months of 2025, cash flows used for operating activities was $38.6 million. This was primarily due to an increase in working capital, partially offset by non-cash adjustments for depreciation and amortization expenses totaling $15.9 million. The rise in accounts receivable was attributed to seasonality, as sales increased during the first quarter of 2025 compared to the last quarter of 2024 by $107.1 million. As a result of the increased operating activity during the first quarter, accounts payable also increased over the last quarter of 2024, as well. Inventory increased by a smaller proportion as the company continued to manage its inventory levels to support business needs.

Operating cash flows decreased by $40.6 million when comparing the first three months of 2025 to the comparable period in 2024. This decline was mainly due to lower net income and the impact of increased investment in working capital to support the increased operating activity from the prior quarter due to seasonality. Key factors contributing to the working capital increase was a $54.0 million increase in accounts receivable, which was partially offset by $26.0 million increase in accounts payable.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2025	2024	2024
Days sales outstanding	60	51	56
Days inventory outstanding	103	123	98
Days payable outstanding	(64)	(62)	(57)
Cash conversion cycle	99	112	97

Cash conversion cycle increased by 2 day when comparing March 31, 2025 to March 31, 2024. This increase was primarily driven by increased operating activity during the three months ended March 31, 2025, compared to the corresponding period in 2024.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2025	2024	Change
Capital expenditures	$(15,027)	$(16,607)	$1,580
Business acquisition, net of cash acquired	—	(142,207)	142,207
Proceeds from sale of fixed assets	199	52	147
Cash used for investing activities	$(14,828)	$(158,762)	$143,934

During the first three months of 2025, Titan reported a net cash outflow of $14.8 million from investing activities, as compared to the $158.8 million outflow recorded in the corresponding period of 2024. This change was primarily due to the acquisition of Titan Specialty in February 2024 for a cash consideration of $143.6 million. Additionally, Titan invested $15.0 million in capital expenditures in the first three months of 2025, slightly lower than the $16.6 million in the corresponding period of 2024. These expenditures were aimed at replacing and enhancing plant equipment, as well as acquiring new tools, dies, and molds to support new product development initiatives. The capital outlay in 2025 reflects Titan's strategic efforts to improve existing facilities, enhance manufacturing capabilities, and drive operational efficiency and labor productivity gains.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2025	2024	Change
Proceeds from borrowings	$26,606	$154,771	$(128,165)
Payment on debt	(8,013)	(7,021)	(992)
Repurchase of common stock	—	(1,402)	1,402
Other financing activities	21	(642)	663
Cash provided by financing activities	$18,614	$145,706	$(127,092)

During the first three months of 2025, $18.6 million of cash was provided by financing activities. This was primarily due to $26.6 million in borrowings to meet increased working capital requirements, partially offset by $8.0 million in debt repayments.

During the first three months of 2024, $145.7 million of cash was used for financing activities. This significant outflow was mainly due to the acquisition of Titan Specialty on February 29, 2024, for which Titan borrowed $147.0 million under a new domestic credit facility. This cash inflow was partially offset by $7.0 million in debt repayments and $1.4 million in repurchased common stock.

Additionally, Titan issued common stock worth $168.7 million during the first three months of 2024 in connection with the Titan Specialty acquisition. This issuance was reflected as "Non cash financing activity" in the Condensed Consolidated Statements of Cash Flows.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Debt Restrictions
The Company’s $225 million revolving credit facility and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at March 31, 2025.

Guarantor Financial Information
The Company's 7.00% senior secured notes due 2028 are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois (together, the "Guarantors"). The note guaranties are full and unconditional, joint and several obligations of the guarantors. The guaranties of the guarantor subsidiaries are subject to release in limited circumstances only upon the satisfaction of certain customary conditions.

The following summarized financial information of both the Company and the Guarantors is presented on a combined basis after elimination of (i) intercompany transactions and balances between the parent and the Guarantors and (ii) equity in earnings from investments in any subsidiary that is a non-Guarantor. The information is presented in accordance with the requirements of Rule 13-01 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the Guarantor operated as an independent entity.

Summarized Balance Sheets:

(Amounts in thousands)	March 31, 2025	December 31, 2024
Assets
Current assets	$57,474	$58,860
Property, plant, and equipment, net	91,903	91,100
Intercompany accounts receivable from non-guarantor subsidiaries, net	725,197	703,454
Other long-term assets	90,742	89,038
Liabilities
Current liabilities	90,984	74,164
Long-term debt	560,372	543,153
Other long-term liabilities	9,491	9,647

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Summarized Statement of Operations:

(Amounts in thousands)	Three months ended
March 31, 2025
Net sales	$125,271
Gross profit	14,631
Loss from operations	(2,898)
Net loss	(7,861)

Liquidity Outlook
The Company does not anticipate significant liquidity constraints during the foreseeable future. At March 31, 2025, the Company reported $174.4 million of cash and cash equivalents. This amount included $159.5 million held in foreign countries.

As of March 31, 2025, there were $163.0 million of borrowings outstanding under the Company's $225 million credit facility. Titan's availability under this credit facility may be less than $225 million as of any particular date, as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's total amount available for borrowing under the credit facility at March 31, 2025 totaled $225.0 million. With outstanding letters of credit totaling $5.4 million and $163.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility at March 31, 2025 totaled $56.6 million.

The Company is expecting full year capital expenditures to be between approximately $55 million and $65 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to between $35 million and $38 million for the remainder of 2025 based on March 31, 2025 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $28 million (paid in April and October) for the 7.00% senior secured notes, and between $7 million and $10 million of payments on the credit facility, which are variable dependent upon on the prevailing SOFR rate and outstanding debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets may also be a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2024 Form 10-K. As discussed in the 2024 Form 10-K, the preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. Basis of Presentation and Significant Accounting Policies in Part I, Item 1, Notes to Condensed Consolidated Financial Statements of this Form 10-Q, for a discussion of the Company’s updated accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Titan is exposed to market risks, including changes in foreign currency exchange rates and interest rates, and commodity price fluctuations. Our exposure to market risk has not changed materially since December 31, 2024. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2025 and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors to the 2024 Form 10-K.

The Company faces substantial uncertainties from newly imposed tariffs, including increased costs and competition from domestic and international companies.

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

On April 2, 2025, the government issued a series of reciprocal tariffs affecting the importing of goods into the United States from approximately 185 foreign countries. While the imposition of these tariffs are fluid and changing, the tariffs affect a substantial portion of our supply chain and could materially impact the Company's financial performance by the following:

1.Increased Costs: The tariffs have led to higher costs for raw materials and components sourced from affected countries. This increase in costs may not be fully passed on to our customers, potentially reducing our profit margins.
2.Supply Chain Disruptions: We rely on a global supply chain, and the tariffs may cause disruptions in the availability of certain materials. This may lead to delays in production and increased lead times, which could affect our ability to meet customer demand.
3.Market Uncertainty: The ongoing trade tensions and the potential for retaliatory tariffs by other countries create an unpredictable market environment. This uncertainty may lead to reduced consumer confidence and lower demand for our products.
4.Mitigation Strategies: While we are exploring various strategies to mitigate the impact of tariffs, including seeking alternative suppliers, reclassifying goods to reduce tariff exposure, and negotiating with suppliers and customers to manage the increased costs. There is no assurance that these strategies will be successful.

Given these factors, the Company is continuing to assess the impact of these tariffs and the Company is uncertain as to its impact on our business, financial condition, and results of operations given the fluid and changing nature of the tariffs being imposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There are no stock repurchases for the three months ended March 31, 2025.

On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of March 31, 2025, $1.0 million remains available for future share repurchases under the program.
The stock repurchase program is authorized through December 16, 2025, but the program may be suspended or terminated at any time at the discretion of the Board of Directors.

Refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for further discussion on debt restrictions associated with payment of dividends.

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the First Quarter

During the fiscal quarter ended March 31, 2025, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 30, 2025	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)