Form 10-Q
period 2025-06-30
TITAN INTERNATIONAL INC
filed 2025-07-31
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2025
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

As of July 21, 2025, there were 63,895,267 shares of Titan International, Inc. common stock, $0.0001 par value, outstanding.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net sales	$460,830	$532,170	$951,538	$1,014,379
Cost of sales	391,557	451,728	813,621	856,567
Gross profit	69,273	80,442	137,917	157,812
Selling, general and administrative expenses	52,353	51,583	102,208	91,003
Acquisition related expenses	—	—	—	6,196
Research and development expenses	4,341	4,218	8,885	7,872
Royalty expense	2,419	2,319	4,865	5,347
Income from operations	10,160	22,322	21,959	47,394
Interest expense	(9,673)	(9,732)	(19,208)	(18,099)
Interest income	2,455	2,545	4,694	5,420
Foreign exchange (loss) gain	(2,995)	462	(4,380)	187
Other income	1,140	3,277	2,274	3,682
Income before income taxes	1,087	18,874	5,339	38,584
Provision for income taxes	4,691	15,452	8,921	25,188
Net (loss) income	(3,604)	3,422	(3,582)	13,396
Net income attributable to noncontrolling interests	941	1,273	1,612	2,046
Net (loss) income attributable to Titan and applicable to common shareholders	$(4,545)	$2,149	$(5,194)	$11,350

(Loss) earnings per common share:
Basic	$(0.07)	$0.03	$(0.08)	$0.16
Diluted	$(0.07)	$0.03	$(0.08)	$0.16
Average common shares and equivalents outstanding:
Basic	63,722	72,737	63,504	68,833
Diluted	63,722	73,078	63,504	69,361

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2025	2024
Net (loss) income	$(3,604)	$3,422
Derivative loss	(43)	(74)
Currency translation adjustment	39,477	(16,363)
Pension liability adjustments, net of tax	(25)	(161)
Comprehensive income (loss)	35,805	(13,176)
Net comprehensive income attributable to noncontrolling interests	1,406	3,486
Comprehensive income (loss) attributable to Titan	$34,399	$(16,662)

	Six months ended
	June 30,
	2025	2024
Net (loss) income	$(3,582)	$13,396
Derivative loss	(51)	(72)
Currency translation adjustment	85,702	(30,731)
Pension liability adjustments, net of tax	65	(13)
Comprehensive income (loss)	82,134	(17,420)
Net comprehensive income attributable to noncontrolling interests	9,028	3,923
Comprehensive income (loss) attributable to Titan	$73,106	$(21,343)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$184,669	$195,974
Accounts receivable, net of allowance of $2,001 and $3,232, respectively	297,276	211,720
Inventories	477,724	437,192
Prepaid and other current assets	75,928	67,151
Total current assets	1,035,597	912,037
Property, plant and equipment, net	451,901	421,218
Operating lease assets	125,125	117,027
Goodwill	29,563	29,563
Intangible assets, net	11,413	11,985
Deferred income taxes	43,326	41,732
Other long-term assets	55,478	51,391
Total assets	$1,752,403	$1,584,953

Liabilities
Current liabilities
Short-term debt	$19,795	$12,479
Accounts payable	265,141	219,586
Operating leases	11,784	11,999
Other current liabilities	144,248	143,294
Total current liabilities	440,968	387,358
Long-term debt	565,872	552,966
Deferred income taxes	9,024	6,416
Operating leases	116,593	106,020
Other long-term liabilities	42,850	38,537
Total liabilities	1,175,307	1,091,297
Commitments and Contingencies
Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued and 63,852,976 outstanding at June 30, 2025; 78,447,035 issued and 63,139,435 outstanding at December 31, 2024)	—	—
Additional paid-in capital	735,848	740,223
Retained earnings	158,869	164,063
Treasury stock (at cost, 14,594,059 shares at June 30, 2025 and 15,307,600 shares at December 31, 2024)	(116,655)	(122,336)
Accumulated other comprehensive loss	(207,577)	(285,877)
Total Titan shareholders’ equity	570,485	496,073
Noncontrolling interests	6,611	(2,417)
Total equity	577,096	493,656
Total liabilities and equity	$1,752,403	$1,584,953
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2025	63,139,435	$740,223	$164,063	$(122,336)	$(285,877)	$496,073	$(2,417)	$493,656
Net (loss) income			(649)			(649)	671	22
Currency translation adjustment, net					39,274	39,274	6,951	46,225
Pension liability adjustments, net of tax					90	90		90
Derivative loss					(8)	(8)		(8)
Stock-based compensation	453,842	(4,539)		3,614		(925)		(925)
Issuance of treasury stock under 401(k) plan	58,275	(68)		464		396		396
Balance March 31, 2025	63,651,552	$735,616	$163,414	$(118,258)	$(246,521)	$534,251	$5,205	$539,456
Net (loss) income			(4,545)			(4,545)	941	(3,604)
Currency translation adjustment, net					39,012	39,012	465	39,477
Pension liability adjustments, net of tax					(25)	(25)		(25)
Derivative loss					(43)	(43)		(43)
Stock-based compensation	148,461	223		1,181		1,404		1,404
Issuance of treasury stock under 401(k) plan	52,963	9		422		431		431
Balance June 30, 2025	63,852,976	$735,848	$158,869	$(116,655)	$(207,577)	$570,485	$6,611	$577,096

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2024	60,715,855	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415
Net income			9,201			9,201	773	9,974
Currency translation adjustment, net					(14,032)	(14,032)	(336)	(14,368)
Pension liability adjustments, net of tax					148	148		148
Derivative gain					2	2		2
Stock-based compensation	266,817	(2,388)		2,420		32		32
Issuance of treasury stock under 401(k) plan	29,523	174		267		441		441
Common stock repurchase	(100,000)			(1,402)		(1,402)		(1,402)
Common stock issuance	11,921,766	168,693				168,693		168,693
Balance March 31, 2024	72,833,961	$735,544	$178,824	$(51,300)	$(232,925)	$630,143	$792	$630,935
Net income			2,149			2,149	1,273	3,422
Currency translation adjustment, net					(18,576)	(18,576)	2,213	(16,363)
Pension liability adjustments, net of tax					(161)	(161)		(161)
Derivative loss					(74)	(74)		(74)
Stock-based compensation	78,530	1,058		711		1,769		1,769
Issuance of treasury stock under 401(k) plan	36,753	118		333		451		451
Common stock repurchase	(775,000)			(6,360)		(6,360)		(6,360)
Balance June 30, 2024	72,174,244	$736,720	$180,973	$(56,616)	$(251,736)	$609,341	$4,278	$613,619

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2025	2024
Net (loss) income	$(3,582)	$13,396
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	32,494	27,423
Deferred income tax provision	2,410	12,978
Loss (gain) on fixed asset and investment sale	38	(388)
Stock-based compensation	479	1,801
Issuance of stock under 401(k) plan	827	892
Gain from property insurance settlement	—	(3,537)
Foreign currency loss (gain)	6,870	(1,063)
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(60,964)	(8,437)
Inventories	(13,172)	34,764
Prepaid and other current assets	(3,335)	(3,789)
Other assets	(4,800)	(1,468)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	24,038	(2,930)
Other current liabilities	(7,499)	1,773
Other liabilities	1,918	1,431
Net cash (used for) provided by operating activities	(24,278)	72,846
Cash flows from investing activities:
Capital expenditures	(25,121)	(34,199)
Business acquisition, net of cash acquired	—	(142,207)
Proceeds from property insurance settlement	—	3,537
Proceeds from sale of fixed assets	275	1,597
Net cash used for investing activities	(24,846)	(171,272)
Cash flows from financing activities:
Proceeds from borrowings	54,936	159,539
Repayments of debt	(37,956)	(34,095)
Payment of debt issuance costs	—	(3,115)
Repurchase of common stock	—	(7,762)
Other financing activities	(74)	(692)
Net cash provided by financing activities	16,906	113,875
Effect of exchange rate changes on cash	20,913	(11,600)
Net (decrease) increase in cash and cash equivalents	(11,305)	3,849
Cash and cash equivalents, beginning of period	195,974	220,251
Cash and cash equivalents, end of period	$184,669	$224,100

Supplemental information:
Interest paid	$21,168	$17,956
Income taxes paid, net of refunds received	8,135	11,815
Non cash financing activity:
Issuance of common stock in connection with business acquisition	$—	$168,693
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan, the Company or we) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the 2024 Form 10-K). All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

Fair Value of Financial Instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in marketable equity securities of $1.9 million as of June 30, 2025 and $5.3 million as of December 31, 2024, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements.  Our 7.00% senior secured notes due 2028 were carried at a cost of $397.6 million at June 30, 2025 and $397.2 million at December 31, 2024. The fair value of the senior secured notes due 2028, as determined with the assistance of an independent pricing platform using real-time trade data, was approximately $401.0 million and $390.0 million, at June 30, 2025 and December 31, 2024, respectively, which was determined to be a Level 2 fair value measurement.

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

For the three months ended June 30, 2025 and 2024, the Company recognized a net monetary loss of $1.3 million and $0.4 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

For the six months ended June 30, 2025 and 2024, the Company recognized a net monetary loss of $2.3 million and $1.6 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

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

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represented approximately 7% and 5% of consolidated assets of Titan as of June 30, 2025 and December 31, 2024, respectively. The increase in asset percentage was primarily driven by foreign exchange rate fluctuations. The Russian operations represented 5% and 4% of consolidated global sales for the three months ended June 30, 2025 and 2024, respectively, while representing 4% and 5% of consolidated global sales for the six months ended June 30, 2025 and 2024,

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
respectively. The military conflict between Russia and Ukraine has not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the Share Repurchase Program) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Titan did not repurchase any shares of its common stock under the Share Repurchase Program during the six months ended June 30, 2025. Titan repurchased 775,000 shares of its common stock totaling $6.4 million during the three months ended June 30, 2024 and 875,000 shares of its common stock totaling $7.8 million during the six months ended June 30, 2024. As of June 30, 2025, $1.0 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

Supplier Financing Program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's consolidated balance sheets, and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's consolidated statements of cash flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's consolidated balance sheet were $13.5 million at June 30, 2025, and $13.2 million at December 31, 2024.

New Accounting Pronouncements to be Adopted in Future Periods
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company plans to adopt this guidance on its consolidated financial statements and related disclosures for the annual period ending December 31, 2025 and we are currently evaluating the impact of the adoption.

In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about the specific expense categories in the notes to financial statements for interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements but affect where this information appears in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

2. BUSINESS COMBINATION

Acquisition of The Carlstar Group (now also known as Titan Specialty)

On February 29, 2024, we acquired 100% of the equity interests of The Carlstar Group, LLC (Carlstar, now also known as Titan Specialty) for the following purchase consideration, subject to a working capital adjustment based on an agreed upon working capital target (amounts in thousands):

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

Titan Specialty is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, trailers, and small to midsize agricultural and construction equipment. Titan Specialty has 17 manufacturing and distribution facilities located in four countries and provides solutions to customers in North America, Europe and China. Since the acquisition, we refer to much of Carlstar’s product line as “Titan Specialty” with all of Carlstar's operations now integrated as part of our One Titan platform.

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

Goodwill represents value we expect to be created by combining the operations of the acquired business with our operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is deductible for tax purposes. The carrying value of goodwill by reportable segment as of June 30, 2025 and December 31, 2024 was as follows:

Carrying Value
Agricultural	$4,844
Earthmoving/construction	—
Consumer	24,719
Total	$29,563

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Through June 30, 2024, the actual revenue and income before taxes of Titan Specialty since the acquisition date of February 29, 2024 included in the consolidated statement of operations is as shown below (amounts in thousands). The net income includes the effect of fair value adjustments for the amortization of inventory, intangible assets, and depreciation of property, plant and equipment.

From Acquisition Date to June 30, 2024
Titan Specialty revenue	$187,610
Titan Specialty income before taxes	8,084

The following is the unaudited pro forma financial information for the three and six months ended June 30, 2024 that reflects our results of our operations as if the acquisition of Titan Specialty had been completed on January 1, 2023. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2023, nor is it indicative of the future consolidated results of operations or financial position of the combined companies (amounts in thousands, except per share data).

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Pro forma revenues	$532,170	$1,116,197
Pro forma net income	10,752	36,197
Net income per common share, basic	$0.15	$0.50
Net income per common share, diluted	0.14	0.49

These pro forma amounts have been calculated after applying our accounting policies and making certain adjustments, which primarily relate to: (i) severance-related costs, (ii) adjustments relating to the fair value step-ups to inventory and (iii) transaction-related costs of both Titan and Titan Specialty. These pro forma amounts were adjusted to be excluded from the unaudited pro forma information for the three and six months ended June 30, 2024.

Total acquisition-related costs for the three and six months ended June 30, 2024 was $0.0 and $6.2 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Accounts receivable	$299,277	$214,952	$323,609
Allowance for credit losses	(2,001)	(3,232)	(6,970)
Accounts receivable, net	$297,276	$211,720	$316,639

Accounts receivable is reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses during the six months ended June 30, 2025 and 2024, respectively, consisted of the following (amounts in thousands):

	2025	2024
Balance at January 1,	$3,232	$5,340
Provision charged to expense	21	112
Recoveries of accounts receivable	—	(743)
Other, including foreign currency translation and acquisition related activity	(1,252)	2,261
Balance at June 30,	$2,001	$6,970

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Raw material	$111,958	$103,616
Work-in-process	49,775	41,898
Finished goods	315,991	291,678
	$477,724	$437,192

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Land and improvements	$47,744	$42,534
Buildings and improvements	283,998	260,256
Machinery and equipment	762,344	703,899
Tools, dies and molds	121,306	118,569
Construction-in-process	46,095	46,997
	1,261,487	1,172,255
Less accumulated depreciation	(809,586)	(751,037)
	$451,901	$421,218

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Depreciation on property, plant and equipment was $15.0 million and $14.3 million for the three months ended June 30, 2025 and 2024, respectively and $29.1 million and $25.9 million for the six months ended June 30, 2025 and 2024, respectively.

6. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

		June 30, 2025
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(640)	$5,360
Trade names	10.00	5,500	(733)	4,767
Other intangibles	15.20	3,663	(2,377)	1,286
Total		$15,163	$(3,750)	$11,413

		December 31, 2024
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(400)	$5,600
Trade names	10.00	5,500	(458)	5,042
Other intangibles	15.52	3,523	(2,180)	1,343
Total		$15,023	$(3,038)	$11,985

Amortization related to intangible assets was $0.3 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively.

The estimated aggregate amortization expense at June 30, 2025, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

July 1 - December 31, 2025	$644
2026	1,287
2027	1,226
2028	1,153
2029	1,153
Thereafter	5,950
$11,413

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Compensation and benefits	$54,348	$47,735
Warranty	13,296	12,571
Accrued insurance benefits	18,814	20,218
Customer rebates and deposits	14,226	15,004
Accrued other taxes	11,793	12,142
Accrued interest	5,614	5,646
Foreign government grant (1)	3,936	3,672
Other	22,221	26,306
	$144,248	$143,294
(1) We received government subsidies in 2023 associated with capital expenditure investments in technological and digital innovation in Europe. The amount of the government subsidies is used to offset existing payables to governmental entities in the future. In addition, during August 2014, we received an approximately $17.0 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012 at one of its Italian subsidiaries. The grant was recorded as deferred income in non-current liabilities which is being amortized over the life of the reconstructed building. There are no specific stipulations associated with the government grant.

8. WARRANTY

Changes in the warranty liability during the six months ended June 30, 2025 and 2024, respectively, consisted of the following (amounts in thousands):

	2025	2024
Warranty liability at beginning of the period	$22,392	$21,710
Provision for warranty liabilities	6,397	9,751
Warranty payments made	(5,017)	(9,120)
Other adjustments, including acquisition of Titan Specialty	—	1,784
Warranty liability at end of the period	$23,772	$24,125

We provide limited warranties on workmanship on our products in all market segments.  The majority of our products are subject to a limited warranty that ranges between less than one year and ten years, with certain product warranties being prorated after the first year.  We calculate a provision for warranty expense based on past warranty experience.  Warranty accruals are included as a component of other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2025
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(2,419)	$397,581
Revolving credit facility	159,000	—	159,000
Titan Europe credit facilities	19,157	—	19,157
Other debt	9,929	—	9,929
Total debt	588,086	(2,419)	585,667
Less amounts due within one year	19,795	—	19,795
Total long-term debt	$568,291	$(2,419)	$565,872

	December 31, 2024
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(2,847)	$397,153
Revolving credit facility	146,000	—	146,000
Titan Europe credit facilities	15,199	—	15,199
Other debt	7,093	—	7,093
Total debt	568,292	(2,847)	565,445
Less amounts due within one year	12,479	—	12,479
Total long-term debt	$555,813	$(2,847)	$552,966

The weighted average interest rates on short-term borrowings due within one year at June 30, 2025 and December 31, 2024, were approximately 3.3% and 4.1%, respectively.

Aggregate principal maturities of debt at June 30, 2025 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2025	$13,125
2026	10,389
2027	2,129
2028	559,602
2029	597
Thereafter	2,244
$588,086
7.00% senior secured notes due 2028
On April 22, 2021, we issued $400 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of our subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following of our subsidiaries: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.

Revolving Credit Facility
In connection with the acquisition of Titan Specialty, Titan entered into a domestic credit facility which was effective on February 29, 2024. The credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit and

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. In addition, swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility has a five-year term and can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of our 7.00% secured notes due in 2028. The new credit facility has terms similar to those contained in the previous credit facility as well as other enhancements to further improve the availability within the borrowing base. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of June 30, 2025, the weighted average interest rate was 6.30%.

The total amount available for borrowing under the credit facility at June 30, 2025 totaled $199.7 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $5.9 million and $159.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the new credit facility totaled $34.8 million at June 30, 2025.

The total amount available for borrowing under the credit facility at December 31, 2024 totaled $177.1 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $9.9 million and $146.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the new credit facility totaled $21.2 million at December 31, 2024.

Titan Europe Credit Facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $19.2 million and $15.2 million in aggregate principal amount at June 30, 2025 and December 31, 2024, respectively. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Other Debt
We have working capital loans at Titan Pneus do Brasil Ltda at varying interest rates between approximately 5.0% and 6.9%, which totaled $9.9 million at June 30, 2025. Similarly, we had a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 6.9% to 7.6%, which totaled $7.1 million at December 31, 2024. The maturity dates on these loans range from one year to two years. We expect to negotiate an extension of the maturity dates on these loans with the applicable financial institutions or to repay the loan, as needed.

Debt Restrictions
Our $225.0 million revolving credit facility and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
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
•Limits on dividends and repurchases of the our stock;
•Restrictions on our ability to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limits on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit our ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. We were in compliance with these debt covenants at June 30, 2025.

10. LEASES

We lease certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company. Under ASC Topic 842, Leases, we made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of our leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we used our incremental borrowing rate (7.27%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the condensed consolidated statements of operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the condensed consolidated statements of operations.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Operating lease ROU assets	Operating lease assets	$125,125	$117,027

Operating lease current liabilities	Operating leases current liabilities	11,784	11,999
Operating lease long-term liabilities	Operating leases long-term liabilities	116,593	106,020
Total operating lease liabilities		$128,377	$118,019

Finance lease, gross	Property, plant & equipment, net	$8,396	$6,801
Finance lease accumulated depreciation	Property, plant & equipment, net	(4,918)	(4,442)
Finance lease, net		$3,478	$2,359

Finance lease current liabilities	Other current liabilities	$1,492	$986
Finance lease long-term liabilities	Other long-term liabilities	2,157	1,483
Total finance lease liabilities		$3,649	$2,469

At June 30, 2025, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
July 1 - December 31, 2025	$12,345	$909
2026	21,293	1,475
2027	18,591	1,032
2028	16,666	508
2029	15,721	123
Thereafter	121,636	82
Total lease payments	$206,252	$4,129
Less imputed interest	77,875	480
	$128,377	$3,649

Weighted average remaining lease term (in years)	12.57	2.93
Weighted average discount rate	7.27%	7.27%
Supplemental cash flow information related to leases for the six months ended June 30, 2025 were as follows: operating cash flows from operating leases were $5.2 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases for the six months ended June 30, 2024 were as follows: operating cash flows from operating leases were $4.5 million.

11. EMPLOYEE BENEFIT PLANS

We have three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. We also have pension plans covering certain employees of several foreign subsidiaries. We also sponsor a number of defined contribution plans in the U.S. and at foreign subsidiaries. We contributed approximately $0.2 million to the pension plans during the six months ended June 30, 2025 and expects to contribute $0.1 million to the pension plans during the remainder of 2025.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$129	$204	$290	$366
Interest cost	936	951	1,881	1,903
Expected return on assets	(1,385)	(1,301)	(2,714)	(2,602)
Amortization of unrecognized prior service cost	(15)	(14)	(29)	(30)
Amortization of net unrecognized loss	14	68	32	136
Net periodic pension benefit	$(321)	$(92)	$(540)	$(227)
Service cost is recorded as cost of sales in the condensed consolidated statements of operations while all other components are recorded in other income.

12. VARIABLE INTEREST ENTITIES

We hold variable interests in certain variable interest entities (VIEs) that are not consolidated because we are not the primary beneficiary. Our involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss represents the loss of assets recognized by us relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's condensed consolidated balance sheets related to our interest in these non-consolidated VIEs and our maximum exposure to loss relating to non-consolidated VIEs as of the dates set forth below were as follows (amounts in thousands):

	June 30, 2025	December 31, 2024
Investments	$10,233	$7,919
Total VIE assets	10,233	7,919
Accounts payable to the non-consolidated VIEs	1,656	2,646
Maximum exposure to loss	$11,889	$10,565

13. ROYALTY EXPENSE

We have trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, other Commonwealth of Independent States countries, Australia, and New Zealand. The farm and ATV agreement is scheduled to expire at the end of 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2025. We also have a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Total royalty expenses were $2.4 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $5.3 million for the six months ended June 30, 2025 and 2024, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Gain on property insurance settlement (1)	$—	$1,913	$—	$1,913
Equity investment income	230	241	404	568
Gain (loss) on sale of assets	2	413	(38)	388
Pension plan income	526	405	1,053	810
Other income	382	305	855	3
	$1,140	$3,277	$2,274	$3,682
(1) The gain on property insurance settlement relates to the receipt of insurance proceeds of $3.5 million offset by costs to repair one of our operating facilities in Italy related to a 2023 hail storm weather event.

15. INCOME TAXES

We recorded income tax expense of $4.7 million and $15.5 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, we recorded income tax expense of $8.9 million and $25.2 million, respectively. Our effective income tax rate was 431.6% and 81.9% for the three months ended June 30, 2025 and 2024, respectively, and 167.1% and 65.3% for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the income tax expense differed each period due to an overall decrease in pre-tax income.

Our 2025 and 2024 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision.

We continue to monitor the realization of our deferred tax assets and assesses the need for a valuation allowance. We analyze available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence primarily includes the past three years' profit and loss positions. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. We have established valuation allowances with respect to certain deferred tax assets in the U.S. and certain foreign jurisdictions and continues to monitor and assess the need for valuation allowances in all its jurisdictions.

The Organization Economic Co-operation and Development (OECD) introduced Base Erosion and Profit Shifting (BEPS) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted legislation effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Other countries are expected to enact similar legislation. Titan will continue to evaluate the potential impact on the condensed consolidated financial statements and related disclosures but does not anticipate a material impact. Titan did not record any tax associated with Pillar 2 for the six months ended June 30, 2025.

The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4th. 2025. The Act contains significant tax law changes with various effective dates, with certain provisions effective in 2025 and other implemented through 2027, affecting business taxpayers. Among the tax law changes that will impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, R&D expenditures, and interest expense. The Company is currently evaluating the impact of the Act on our consolidated financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share (EPS) were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income attributable to Titan and applicable to common shareholders	$(4,545)	$2,149	$(5,194)	$11,350
Determination of shares:
Weighted average shares outstanding (basic)	63,722	72,737	63,504	68,833
Effect of restricted stock and stock options	—	341	—	528
Weighted average shares outstanding (diluted)	63,722	73,078	63,504	69,361
(Loss) earnings per common share:
Basic	$(0.07)	$0.03	$(0.08)	$0.16
Diluted	$(0.07)	$0.03	$(0.08)	$0.16

The effect of restricted stock and stock options has been excluded for the three and six months ended June 30, 2025, as the effect would have been antidilutive. The weighted average shares excluded for equity awards was 0.1 million and 0.4 million for the three and six months ended June 30, 2025, respectively.

17. LITIGATION

We are a party to routine legal proceedings arising out of the normal course of business. Due to the difficult nature of predicting unresolved and future legal claims, we cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or liabilities pertaining to, legal judgments. In the opinion of management, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its financial position, results of operations, or cash flows.

18. SEGMENT INFORMATION

We have aggregated its operating segments into reportable segments based on its three customer markets: agricultural, earthmoving/construction, and consumer. These segments are based on the information used by the chief operating decision maker (CODM) to make certain operating decisions, allocate portions of capital expenditures and assess segment performance. The accounting policies of the segments are the same as those described in Note 1, “Basis of Presentation and Significant Accounting Policies” to these Notes to the Condensed Consolidated Financial Statements. Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities.

We are organized primarily on the basis of products being included in three marketing segments, with each reportable segment including wheels, tires, wheel/tire assemblies, and undercarriage systems and components. Given the integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations primarily based on segment sales data must be made to determine operating segment data.

The CODM of Titan is Paul Reitz (our President and CEO) is our CODM. The CODM utilizes both forecasted and actual expense information on a consolidated basis to manage operations. The CODM utilizes segment gross profit and segment operating profit (loss), both in comparison to the prior year and the current forecasted level of gross profit, for purposes of analyzing the segment’s financial performance. The assessment of each segment’s financial performance by the CODM is then utilized to contemplate and execute on business decisions to allocate resources to manage the growth and profitability of each reportable segment and for the Company as a whole. The CODM does not review asset information by segment to manage operations or allocate resources. Therefore, segment assets are not disclosed.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents information about certain operating results, separated by market segments, for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three months ended June 30, 2025
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$193,223	$152,347	$115,260	$—	$460,830
Cost of sales	164,943	134,873	91,741	—	391,557
Gross profit	$28,280	$17,474	$23,519	$—	$69,273
Selling, general and administrative expenses	13,871	12,494	18,916	7,072	52,353
Research and development expenses	1,329	1,652	915	445	4,341
Royalty expense	1,627	334	458	—	2,419
Segment profit (loss)	$11,453	$2,994	$3,230	$(7,517)	$10,160
Interest expense				(9,673)	(9,673)
Interest income				2,455	2,455
Foreign exchange loss				(2,995)	(2,995)
Other income				1,140	1,140
(Loss) income before income taxes				$(16,590)	$1,087

	Six months ended June 30, 2025
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$390,969	$295,637	$264,932	$—	$951,538
Cost of sales	338,202	263,270	212,149	—	813,621
Gross profit	$52,767	$32,367	$52,783	$—	$137,917
Selling, general and administrative expenses	25,945	23,515	38,003	14,745	102,208
Research and development expenses	2,683	3,501	1,803	898	8,885
Royalty expense	3,244	681	940	—	4,865
Segment profit (loss)	$20,895	$4,670	$12,037	$(15,643)	$21,959
Interest expense				(19,208)	(19,208)
Interest income				4,694	4,694
Foreign exchange loss				(4,380)	(4,380)
Other income				2,274	2,274
(Loss) income before income taxes				$(32,263)	$5,339

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2024
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$216,330	$165,564	$150,276	$—	$532,170
Cost of sales	184,027	144,265	123,436	—	451,728
Gross profit	$32,303	$21,299	$26,840	$—	$80,442
Selling, general and administrative expenses	13,927	12,121	18,997	6,538	51,583
Research and development expenses	1,162	1,814	834	408	4,218
Royalty expense	1,442	317	560	—	2,319
Segment profit (loss)	$15,772	$7,047	$6,449	$(6,946)	$22,322
Interest expense				(9,732)	(9,732)
Interest income				2,545	2,545
Foreign exchange gain				462	462
Other income				3,277	3,277
(Loss) income before income taxes				$(10,394)	$18,874

	Six months ended June 30, 2024
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$456,003	$330,772	$227,604	$—	$1,014,379
Cost of sales	383,081	286,496	186,990	—	856,567
Gross profit	$72,922	$44,276	$40,614	$—	$157,812
Selling, general and administrative expenses	27,321	24,077	26,800	12,805	91,003
Acquisition related expenses	—	—	—	6,196	6,196
Research and development expenses	2,392	3,480	1,170	830	7,872
Royalty expense	3,427	838	1,082	—	5,347
Segment profit (loss)	$39,782	$15,881	$11,562	$(19,831)	$47,394
Interest expense				(18,099)	(18,099)
Interest income				5,420	5,420
Foreign exchange gain				187	187
Other income				3,682	3,682
(Loss) income before income taxes				$(28,641)	$38,584

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below presents net sales by products and reportable segments for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Agricultural	Earthmoving/Construction	Consumer	Total
Three months ended June 30, 2025
Wheels and Tires [including assemblies]	$182,858	$54,138	$107,561	$344,557
Undercarriage systems and components	10,365	98,209	7,699	116,273
Total	$193,223	$152,347	$115,260	$460,830

Six months ended June 30, 2025
Wheels and Tires [including assemblies]	$371,225	$108,551	$249,736	$729,512
Undercarriage systems and components	19,744	187,086	15,196	222,026
Total	$390,969	$295,637	$264,932	$951,538

	Agricultural	Earthmoving/Construction	Consumer	Total
Three months ended June 30, 2024
Wheels and Tires [including assemblies]	$205,709	$59,352	$142,230	$407,291
Undercarriage systems and components	10,621	106,212	8,046	124,879
Total	$216,330	$165,564	$150,276	$532,170

Six months ended June 30, 2024
Wheels and Tires [including assemblies]	$434,743	$125,597	$213,584	$773,924
Undercarriage systems and components	21,260	205,175	14,020	240,455
Total	$456,003	$330,772	$227,604	$1,014,379

Depreciation and amortization expense by segment were as follows as of the periods set forth below (amounts in thousands):

	Agricultural	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Three months ended June 30, 2025	$6,740	$5,314	$4,021	$548	$16,623
Six months ended June 30, 2025	12,898	9,777	8,682	1,137	32,494

Three months ended June 30, 2024	6,042	4,623	4,196	561	15,422
Six months ended June 30, 2024	11,750	8,558	6,038	1,077	27,423

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2025	$(250,404)	$497	$3,386	$(246,521)
Currency translation adjustments	39,012	—	—	39,012
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	(25)	(25)
Derivative loss	—	(43)	—	(43)
Balance at June 30, 2025	$(211,392)	$454	$3,361	$(207,577)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2025	$(289,678)	$505	$3,296	$(285,877)
Currency translation adjustments	78,286	—	—	78,286
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	65	65
Derivative loss	—	(51)	—	(51)
Balance at June 30, 2025	$(211,392)	$454	$3,361	$(207,577)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2024	$(231,487)	$742	$(2,180)	$(232,925)
Currency translation adjustments	(18,576)	—	—	(18,576)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	(161)	(161)
Derivative loss	—	(74)	—	(74)
Balance at June 30, 2024	$(250,063)	$668	$(2,341)	$(251,736)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2024	$(217,455)	$740	$(2,328)	$(219,043)
Currency translation adjustments, net	(32,608)	—	—	(32,608)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	(13)	(13)
Derivative loss	—	(72)	—	(72)
Balance at June 30, 2024	$(250,063)	$668	$(2,341)	$(251,736)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan, the Company or we) on our financial condition, results of operations, liquidity, and other factors that may affect our future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the 2024 Form 10-K).

Acquisition of Carlstar Group (now also known as "Titan Specialty")
On February 29, 2024, we acquired 100% of the equity interests of Carlstar, whose products are also known as Titan Specialty. The results of Titan Specialty's operations have been included in our consolidated financial statements since February 29, 2024. Total acquisition-related costs for the Carlstar/Titan Specialty acquisition for the three and six months ended June 30, 2024 were $0.0 million and $6.2 million, respectively.

The purchase consideration for the Carlstar/Titan Specialty acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed as of February 29, 2024. For further information, refer to Note 2 to our condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which are covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. Titan has tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items, statements relating to the following:
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
•geopolitical uncertainties, including with respect to the Russia/Ukraine military conflict and hostilities in the Middle East;
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
•the effect of the geopolitical instability resulting from the military conflicts between Russia and Ukraine on our Russian and global operations, and between Israel and Hamas and the Middle East on our global operations;
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
•risks related to the recent termination of the standstill provisions of the Shareholder Agreement with American Industrial Partners following the Company’s 2025 annual meeting of stockholders, as well as the impact of any sales of the Company’s shares currently held by affiliates of American Industrial Partners pursuant to the Form S-3 registration statement filed with and declared effective by the Securities and Exchange Commission (the SEC) in December 2024;
•risks relating to our manufacturing facilities, including that any of our material facilities may become inoperable; and
•risks related to financial reporting, internal controls, tax accounting, and information systems, including cybersecurity threats.
Any changes in these factors could lead to significantly different results than those currently expected by Titan.  Any assumptions that are inaccurate or do not prove to be correct could have a material adverse effect on the Company’s ability to

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
achieve the results as indicated in the forward-looking statements.  Forward-looking statements speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information and assumptions contained in this report will in fact transpire. The reader should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by the Company, or on its behalf. All forward-looking statements attributable to Titan are expressly qualified by these cautionary statements.

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

Earthmoving/Construction Segment: The Company manufactures wheels, tires, and undercarriage systems and components for various types of Off-The-Road (or OTR) earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, crawler tractors, lattice cranes, shovels, and hydraulic excavators. The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 15 to 63 inches and in weight from 125 pounds to 7,000 pounds. The 63-inch diameter wheel is the largest manufactured for the global earthmoving/construction market. Titan’s earthmoving/construction tires are offered in the Titan brand and range from approximately three feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds. Earthmoving/construction tires offered by Titan serve virtually every off-road application in the industry with some of the highest load requirements in the most severe applications. The Company also offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

Consumer Segment: In February 2024, Titan acquired Carlstar, also now known as Titan Specialty, which is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, and high speed trailers. Titan Specialty is primarily concentrated in the consumer segment, but also manufactures and sells small to midsize agricultural tires. Products are offered in Carlstar, ITP, Black Rock, and Unique brands with portfolios commensurate to supporting these markets. The Company also offers the added value of wheel and tire assemblies for many of these products to select OEM customers.

Titan manufactures bias truck tires in Latin America and light truck tires in Russia.  Titan also offers select products for ATVs, side-by-sides, rock climbers, and turf, and has recently expanded its offering into the lawn and garden segment with a major OEM customer. This segment also includes sales that do not readily fall into the Company's other segments, such as custom rubber stock mixing sales to a variety of OEMs in tangential industries.

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

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
The agricultural market is affected by related commodity prices and farmer income, among other variables. While current commodity price levels are lower than historical highs, net farmer income is forecasted to increase, supported by an expected rise in domestic government subsidies to farmers. The agricultural markets in North America and Europe are currently experiencing a significant slowdown in customer demand and this is further exacerbated by the imposition of tariffs by the United States and other countries throughout the world, and responses thereto, which has created uncertainty in the global markets including impact on farmer sentiment. The agricultural markets in South America are, however, currently showing early signs of a market recovery as customer demand appears to be growing. Amid the evolving global tariff situation, Titan is in a uniquely advantaged position among its competitors, having manufacturing capabilities that are strategically located in the key markets we serve. In addition, the mid to long term global market trends point to population growth, a shift in consumer preference toward higher protein diets, and the pressures to replace an aging large equipment fleet in favor of newer and higher productivity technology, underlying Titan's belief that market conditions may improve to support renewed and continued demand for the Company's products in the mid to long term time horizon. The Company is hopeful that the underlying market trends mentioned above will provide future support for the mid to long-term demand for the Company's products. However, many variables, including weather, volatility in the price of commodities, grain prices, the demand for used equipment, export markets, foreign currency exchange rates, interest rates, government policies, subsidies, uncertainty surrounding tariffs imposed by the United States and reciprocated by other countries, can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, uncertainty surrounding the imposition of tariffs as mentioned above, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country-specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing a slowdown in OEM demand, but we expect the market to stabilize over the mid to long term given the level of mining capital budgets and forecasted GDP growth in many of the countries in which Titan's earthmoving/construction products are sold. The mining industry has experienced growth given the increased demand in natural resources industries. Mineral commodity prices are at relatively high levels, which also supports the forecasted mid- to long-term growth. However, as noted above, numerous variables can affect the Company's sales of earthmoving/construction products in any given period.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under several leading brands, including Carlstar, ITP and Marastar brands within powersports, outdoor power equipment and high-speed trailers. The consumer market also includes light truck tires sold into Latin America and other specialty products, including custom mixing of rubber stock, and train brakes. Some aspects of the consumer market are presently experiencing a slowdown, particularly in the Americas. The consumer segment pace of growth can vary from period to period and is affected by many macroeconomic variables including but not limited to inflationary impacts, consumer spending, interest rates, government policies, and uncertainty surrounding tariffs mentioned above. Titan has a manufacturing facility in China and is actively assessing the evolving retaliatory tariff situation, with a view to making timely decisions on supply chain and production plans, which may include re-sourcing products to its factories in the United States or to other third party suppliers in countries with less tariff impacts. As previously stated, we believe that our ownership of manufacturing capabilities that are strategically located in key markets we serve, puts us in a uniquely advantaged position to allow us to respond to some of the challenges presented by the current tariff situation.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended			Six months ended
(Amounts in thousands, except percentages)	June 30,			June 30,
	2025	2024	% Increase/(Decrease)	2025	2024	% Increase/(Decrease)
Net sales	$460,830	$532,170	(13.4)%	$951,538	$1,014,379	(6.2)%
Cost of sales	391,557	451,728	(13.3)%	813,621	856,567	(5.0)%
Gross profit	69,273	80,442	(13.9)%	137,917	157,812	(12.6)%
Gross profit %	15.0%	15.1%	(0.7)%	14.5%	15.6%	(7.1)%
Selling, general and administrative expenses	52,353	51,583	1.5%	102,208	91,003	12.3%
Acquisition related expenses	—	—	0.0%	—	6,196	(100.0)%
Research and development expenses	4,341	4,218	2.9%	8,885	7,872	12.9%
Royalty expense	2,419	2,319	4.3%	4,865	5,347	(9.0)%
Income from operations	$10,160	$22,322	(54.5)%	$21,959	$47,394	(53.7)%

Net Sales
Net sales for the three months ended June 30, 2025 were $460.8 million, compared to $532.2 million in the comparable period of 2024. Net sales changes were primarily driven by reduced sales volumes, reflecting lower end-market demand in the global agricultural and construction equipment sectors. Additionally, the Titan Specialty business experienced a slowdown, that is believed to be temporary, due to the impact of tariffs. These factors were partially offset by favorable price and product mix, which reflected higher input costs, including raw materials. Foreign currency translation also had a negative impact on net sales, reducing reported results by approximately 0.4%.

Net sales for the six months ended June 30, 2025 were $951.5 million, compared to $1,014.4 million in the comparable period of 2024. The year-over-year change was primarily driven by reduced sales in the agricultural and earthmoving/construction segments, particularly in North America and Europe, due to softer end-market demand. This decrease was partially offset by increased contributions from the Titan Specialty business, which was acquired in February 2024, as well as favorable price and product mix, reflecting higher raw material and input costs. Foreign currency translation negatively impacted net sales by approximately 1.9%, mainly due to the depreciation of the Brazilian real.

Gross Profit
Gross profit for the three months ended June 30, 2025 was $69.3 million, or 15.0% of net sales, compared to $80.4 million, or 15.1% of net sales, for the three months ended June 30, 2024. The change in gross profit and gross margin were primarily attributable to lower sales volumes, which reduced fixed cost absorption across the Company’s manufacturing facilities in North America and Europe.

Gross profit for the six months ended June 30, 2025 was $137.9 million, or 14.5% of net sales, compared to $157.8 million, or 15.6% of net sales, for the six months ended June 30, 2024. The changes in gross profit and gross margin were primarily due to lower volume and lower fixed cost leverage at production facilities in North America and Europe. Additionally, ongoing inflationary pressures on raw materials and other input costs further impacted profitability.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2025 were $52.4 million, or 11.4% of net sales, compared to $51.6 million, or 9.7% of net sales, for the three months ended June 30, 2024. The increase in SG&A expenses was primarily driven by general inflationary cost impacts, including higher personnel-related costs.

Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2025 were $102.2 million, or 10.7% of net sales, compared to $91.0 million, or 9.0% of net sales, for the six months ended June 30, 2024. The year-over-year increase was largely attributable to the inclusion of two additional months of SG&A expenses related to the Titan Specialty business acquired in February 2024. This included costs associated with managing distribution centers and higher depreciation and amortization expenses resulting from the acquisition.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Acquisition Related Expenses
Acquisition related expenses for the three and six months ended June 30, 2024 were $0.0 million and $6.2 million, respectively, associated with the one-time transaction costs for the acquisition of Titan Specialty.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended June 30, 2025 were $4.3 million, or 0.9% of net sales, compared to $4.2 million, or 0.8% of net sales, for the comparable period in 2024. Research and development (R&D) expenses for the six months ended June 30, 2025 were $8.9 million, or 0.9% of net sales, compared to $7.9 million, or 0.8% of net sales, for the comparable period in 2024. R&D spending reflects initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Russia, other Commonwealth of Independent States countries, Australia, and New Zealand. The farm and ATV agreement is scheduled to expire in 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires October 30, 2027. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses for the three months ended June 30, 2025 were $2.4 million, or 0.5% of net sales, compared to $2.3 million, or 0.4% of net sales, for the three months ended June 30, 2024. Royalty expenses for the six months ended June 30, 2025 were $4.9 million, or 0.5% of net sales, compared to $5.3 million, or 0.5% of net sales, for the six months ended June 30, 2024.

Income from Operations
Income from operations for the three months ended June 30, 2025 was $10.2 million, compared to income from operations of $22.3 million for the three months ended June 30, 2024. The reduction in income from operations for the three months ended June 30, 2025 was primarily due to lower gross profit, along with the other factors discussed above.

Income from operations for the six months ended June 30, 2025 was $22.0 million, compared to income from operations of $47.4 million for the six months ended June 30, 2024. The reduction in income from operations for the six months ended June 30, 2025 as compared to the prior year period was primarily attributable to lower gross profit and the net impact of the previously discussed items.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $9.7 million for both the three months ended June 30, 2025 and 2024, remaining consistent with the prior-year period.

Interest expense was $19.2 million and $18.1 million for the six months ended June 30, 2025 and 2024, respectively. The year-over-year increase was primarily driven by higher borrowing associated with a new credit facility, which was utilized to finance the Titan Specialty acquisition in February 2024 and the repurchase of shares of the Company's common stock from entities affiliated with MHR Fund Management LLC in October 2024.

Interest Income
Interest income was $2.5 million for both the three months ended June 30, 2025 and 2024, consistent with the prior-year period.

Interest income was $4.7 million and $5.4 million for the six months ended June 30, 2025 and 2024, respectively. The year-over-year decline was primarily due to a reduction in short-term financial investments in Brazil and Argentina.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Foreign Exchange (Loss) Gain
Foreign exchange loss was $3.0 million for the three months ended June 30, 2025, compared to a gain of $0.5 million for the three months ended June 30, 2024. The change in foreign exchange (loss) gain was primarily driven by unfavorable translation of intercompany balances at certain foreign subsidiaries. These balances are denominated in local currencies rather than the Company’s reporting currency, the U.S. dollar, and are remeasured each reporting period based on current exchange rates, as they are expected to be settled in the future.

Foreign exchange loss was $4.4 million for the six months ended June 30, 2025, compared to a gain of $0.2 million for the six months ended June 30, 2024. The change was primarily attributable to the same intercompany translation impacts, as well as adverse currency fluctuations in certain geographies in which we conduct business, particularly Brazil.

Other Income
Other income was $1.1 million for the three months ended June 30, 2025, as compared to other income of $3.3 million in the comparable period of 2024. This change was primarily due to a $1.9 million gain recognized in the prior year period from a property insurance settlement, which consisted of insurance proceeds received net of costs incurred to repair one of our operating facilities in Italy.

Other income was $2.3 million for the six months ended June 30, 2025, as compared to other income of $3.7 million in the comparable period of 2024. The change was similarly driven by the $1.9 million insurance settlement gain recorded in the first half of 2024, as noted above.

Provision for Income Taxes
The Company recorded income tax expense of $4.7 million and $15.5 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $8.9 million and $25.2 million, respectively. The Company's effective income tax rate was 431.6% and 81.9% for the three months ended June 30, 2025 and 2024, respectively, and 167.1% and 65.3% for the six months ended June 30, 2025 and 2024, respectively. For the six months ended ended June 30, 2025 and 2024, the income tax expense differed each period due to an overall decrease in pre-tax income.

The Company’s 2025 and 2024 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision.

Net (Loss) Income and (Loss) Earnings per Share
Net loss for the three months ended June 30, 2025 was $3.6 million, compared to net income of $3.4 million for the same period in 2024. Basic and diluted loss per share was $(0.07) for the three months ended June 30, 2025, compared to basic and diluted earnings per share of $0.03 in the prior year period. The change in net (loss) income and (loss) earnings per share was primarily attributable to the factors discussed above, including lower sales volumes, and reduced gross profit.

Net loss for the six months ended June 30, 2025 was $3.6 million, compared to net income of $13.4 million in the comparable period of 2024. For the six months ended June 30, 2025 and 2024, basic and diluted loss per share was $(0.08), compared to basic and diluted earnings per share of $0.16 in the prior-year period. The Company's net (loss) income and (loss) earnings per share changes were primarily attributable to the items previously discussed.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended June 30, 2025	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$193,223	$152,347	$115,260	$—	$460,830
Gross profit	28,280	17,474	23,519	—	69,273
Profit margin	14.6%	11.5%	20.4%	—	15.0%
Income (loss) from operations	11,453	2,994	3,230	(7,517)	10,160
Three months ended June 30, 2024
Net sales	$216,330	$165,564	$150,276	$—	$532,170
Gross profit	32,303	21,299	26,840	—	80,442
Profit margin	14.9%	12.9%	17.9%	—	15.1%
Income (loss) from operations	15,772	7,047	6,449	(6,946)	22,322

Six months ended June 30, 2025	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$390,969	$295,637	$264,932	$—	$951,538
Gross profit	52,767	32,367	52,783	—	137,917
Profit margin	13.5%	10.9%	19.9%	—	14.5%
Income (loss) from operations	20,895	4,670	12,037	(15,643)	21,959
Six months ended June 30, 2024
Net sales	$456,003	$330,772	$227,604	$—	$1,014,379
Gross profit	72,922	44,276	40,614	—	157,812
Profit margin	16.0%	13.4%	17.8%	—	15.6%
Income (loss) from operations	39,782	15,881	11,562	(19,831)	47,394

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2025	2024	% Decrease	2025	2024	% Decrease
Net sales	$193,223	$216,330	(10.7)%	$390,969	$456,003	(14.3)%
Gross profit	28,280	32,303	(12.5)%	52,767	72,922	(27.6)%
Profit margin	14.6%	14.9%	(2.0)%	13.5%	16.0%	(15.6)%
Income from operations	11,453	15,772	(27.4)%	20,895	39,782	(47.5)%

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Net sales in the agricultural segment were $193.2 million for the three months ended June 30, 2025, as compared to $216.3 million for the comparable period in 2024. The net sales change was primarily driven by a significant reduction in global demand for agricultural equipment, particularly in North America and Europe, due to lower farm income, higher financing costs, and inventory reduction initiatives by OEM customers. Additionally, unfavorable foreign currency translation, mainly from the weakening Brazilian real and Turkish lira, negatively impacted net sales by approximately 1.8%. These declines were partially offset by favorable price and product mix, reflecting higher raw material and input costs.

Gross profit in the agricultural segment was $28.3 million for the three months ended June 30, 2025, as compared to $32.3 million in the comparable period in 2024. The change in gross profit was primarily due to lower sales volumes and the resulting reduction in fixed cost leverage.

Income from operations in the Company's agricultural segment was $11.5 million for the three months ended June 30, 2025, as compared to income of $15.8 million for the three months ended June 30, 2024. The overall change in income from operations was primarily due to the lower gross profit.

Net sales in the agricultural segment were $391.0 million for the six months ended June 30, 2025, as compared to $456.0 million for the comparable period in 2024. The net sales change was largely attributable to lower sales volumes in North America and Europe, driven by the same macroeconomic and industry-specific factors noted above. Foreign currency translation further reduced net sales by approximately 3.1%, primarily due to the depreciation of the Brazilian real and Turkish lira. These impacts were partially offset by favorable pricing and product mix related to increased input costs.

Gross profit in the agricultural segment was $52.8 million for the six months ended June 30, 2025, as compared to $72.9 million in the comparable period in 2024.  The change in gross profit was attributable to the impact of lower sales volumes and reduced fixed cost absorption.

Income from operations in the Company's agricultural segment was $20.9 million for the six months ended June 30, 2025, as compared to income of $39.8 million for the six months ended June 30, 2024. The overall change in income from operations was primarily a result of decreased gross profit.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2025	2024	% Decrease	2025	2024	% Decrease
Net sales	$152,347	$165,564	(8.0)%	$295,637	$330,772	(10.6)%
Gross profit	17,474	21,299	(18.0)%	32,367	44,276	(26.9)%
Profit margin	11.5%	12.9%	(10.9)%	10.9%	13.4%	(18.7)%
Income from operations	2,994	7,047	(57.5)%	4,670	15,881	(70.6)%

The Company's earthmoving/construction segment net sales were $152.3 million for the three months ended June 30, 2025, as compared to $165.6 million in the comparable period in 2024. The change was primarily due to lower sales volumes in North America and the undercarriage business, reflecting a slowdown in demand from construction OEM customers. This was partially offset by a 1.1% favorable foreign currency translation impact, primarily driven by the strengthening euro, and positive price and product mix.

Gross profit in the earthmoving/construction segment was $17.5 million for the three months ended June 30, 2025, as compared to $21.3 million for the three months ended June 30, 2024. The change in gross profit was mainly attributable to lower volumes and reduced fixed cost leverage.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
The Company's earthmoving/construction segment income from operations was $3.0 million for the three months ended June 30, 2025, as compared to $7.0 million for the three months ended June 30, 2024. The change was a result of lower sales volume impacting gross profit.

The Company's earthmoving/construction segment net sales were $295.6 million for the six months ended June 30, 2025, as compared to $330.8 million in the comparable period in 2024. The change was primarily driven by lower volumes in North America and the undercarriage business, due to reduced demand from construction OEMs. Additionally, foreign currency translation had a negative impact of 1.0%, largely due to the weakening Brazilian real. This was partially offset by favorable price and product mix in the period.

Gross profit in the earthmoving/construction segment was $32.4 million for the six months ended June 30, 2025, as compared to $44.3 million for the six months ended June 30, 2024. The change in gross profit was primarily attributable to lower volumes and reduced fixed cost absorption.

The Company's earthmoving/construction segment income from operations was $4.7 million for the six months ended June 30, 2025, as compared to $15.9 million for the six months ended June 30, 2024. The change was primarily due to the reduction in gross profit resulting from lower sales volumes and gross profit.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2025	2024	% Increase (Decrease)	2025	2024	% Increase
Net sales	$115,260	$150,276	(23.3)%	$264,932	$227,604	16.4%
Gross profit	23,519	26,840	(12.4)%	52,783	40,614	30.0%
Profit margin	20.4%	17.9%	14.0%	19.9%	17.8%	11.8%
Income from operations	3,230	6,449	(49.9)%	12,037	11,562	4.1%

Consumer segment net sales were $115.3 million for the three months ended June 30, 2025, as compared to $150.3 million for the three months ended June 30, 2024. This change was mainly due to the impact of tariffs in the Titan Specialty business, causing a slowdown that the Company anticipates will be temporary, as well as lower sales volumes in the Americas region of the legacy Titan business, reflecting challenging market conditions and reduced demand from OEM customers amid broader economic pressures. These declines were partially offset by favorable price and product mix, reflecting higher input costs.

Gross profit from the consumer segment was $23.5 million for the three months ended June 30, 2025, as compared to $26.8 million for the three months ended June 30, 2024. The decrease in gross profit was primarily due to lower sales volumes.

Consumer segment income from operations was $3.2 million for the three months ended June 30, 2025, as compared to income of $6.4 million for the three months ended June 30, 2024. The change was due to the decline in gross profit.

Consumer segment net sales were $264.9 million for the six months ended June 30, 2025, as compared to $227.6 million for the six months ended June 30, 2024. This increase was mainly driven by the two additional months of sales of the Titan Specialty acquisition when compared with prior year, along with favorable price and product mix. The increase was partially offset by lower volumes in the Americas region of the legacy Titan business due to continued market softness and a 0.9% negative impact from foreign currency translation.

Gross profit from the consumer segment was $52.8 million for the six months ended June 30, 2025, as compared to $40.6 million for the six months ended June 30, 2024. The increase in gross profit was largely attributable to the Titan Specialty acquisition, particularly its strong aftermarket presence, which contributed to improved margins.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Consumer segment income from operations was $12.0 million for the six months ended June 30, 2025, as compared to income of $11.6 million for the six months ended June 30, 2024. The increase was driven by the higher gross profit, as discussed above.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated corporate expenses of $7.5 million and $15.6 million for the three and six months ended June 30, 2025, respectively, as compared to $6.9 million and $19.8 million for the three and six months ended June 30, 2024, respectively.

Unallocated expenses primarily consist of corporate-level selling, general, and administrative (SG&A) costs. The increase in unallocated expenses for the three months ended June 30, 2025, was mainly driven by higher SG&A costs, particularly increased professional service fees associated with domestic system implementation. The year-over-year decrease in unallocated expenses for the six-month period was primarily due to $6.2 million in transaction-related costs incurred in the first quarter of 2024 in connection with the Titan Specialty acquisition, which did not recur in 2025.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2025, the Company reported $184.7 million of cash, which decreased as compared to the December 31, 2024 balance of $196.0 million, due to the net effect of the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2025	2024	Change
Net (loss) income	$(3,582)	$13,396	$(16,978)
Depreciation and amortization	32,494	27,423	5,071
Deferred income tax provision	2,410	12,978	(10,568)
Gain from property insurance settlement	—	(3,537)	3,537
Foreign currency loss (gain)	6,870	(1,063)	7,933
Accounts receivable	(60,964)	(8,437)	(52,527)
Inventories	(13,172)	34,764	(47,936)
Prepaid and other current assets	(3,335)	(3,789)	454
Accounts payable	24,038	(2,930)	26,968
Other current liabilities	(7,499)	1,773	(9,272)
Other liabilities	1,918	1,431	487
Other operating activities	(3,456)	837	(4,293)
Cash (used for) provided by operating activities	$(24,278)	$72,846	$(97,124)

During the first six months of 2025, cash flows used for operating activities was $24.3 million. This was primarily due to an increase in working capital, partially offset by non-cash adjustments for depreciation and amortization expenses totaling $32.5 million. The rise in accounts receivable was attributable to seasonality, as sales increased by $77.3 million during the second quarter of 2025 compared to the last quarter of 2024. As a result of the increased operating activity during the second quarter, accounts payable also increased over the last quarter of 2024, as well. Inventory also increased as we continued to manage our inventory levels to support the increase that was due to seasonal demand.

Operating cash flows decreased by $97.1 million when comparing the first six months of 2025 to the comparable period in 2024. This decline was mainly due to lower net income and the impact of increased investment in working capital to support the increased operating activity. Key factors contributing to the working capital increase was a $52.5 million increase in accounts receivable, and a $47.9 million increase in inventory, which were partially offset by a $27.0 million increase in accounts payable.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2025	2024	2024
Days sales outstanding	59	51	54
Days inventory outstanding	116	123	97
Days payable outstanding	(64)	(62)	(53)
Cash conversion cycle	111	112	98

Cash conversion cycle increased by 13 days when comparing June 30, 2025 to June 30, 2024. This increase was primarily due to the decreases in net sales in a short period of time, and cost of sales for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Inventory management is critical for the business in preparation for the future periods to supply customers efficiently, which was the driver of increased days in inventory at the end of June 30, 2025.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2025	2024	Change
Capital expenditures	$(25,121)	$(34,199)	$9,078
Business acquisition, net of cash acquired	—	(142,207)	142,207
Proceeds from property insurance settlement	—	3,537	(3,537)
Proceeds from sale of fixed assets	275	1,597	(1,322)
Cash used for investing activities	$(24,846)	$(171,272)	$146,426

During the first six months of 2025, Titan reported a net cash outflow of $24.8 million from investing activities, as compared to the $171.3 million outflow recorded in the corresponding period of 2024. This change was primarily due to the acquisition of Titan Specialty in February 2024 for consideration that included cash of $143.6 million. Additionally, Titan invested $25.1 million in capital expenditures in the first six months of 2025, lower than the $34.2 million in the corresponding period of 2024. These expenditures were aimed at replacing and enhancing plant equipment, as well as acquiring new tools, dies, and molds to support new product development initiatives. The capital outlay in 2025 reflected Titan's strategic efforts to improve existing facilities, enhance manufacturing capabilities, and drive operational efficiency and labor productivity gains. The lower capital expenditure in 2025 reflects actions taken to manage cash optimally, given the decreased product demand in the market.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2025	2024	Change
Proceeds from borrowings	$54,936	$159,539	$(104,603)
Payment on debt	(37,956)	(34,095)	(3,861)
Payment of debt issuance costs	—	(3,115)	3,115
Repurchase of common stock	—	(7,762)	7,762
Other financing activities	(74)	(692)	618
Cash provided by financing activities	$16,906	$113,875	$(96,969)

During the first six months of 2025, $16.9 million of cash was provided by financing activities. This was primarily due to $54.9 million in borrowings to meet increased working capital requirements, partially offset by $38.0 million in debt repayments.

During the first six months of 2024, $113.9 million of cash was provided by financing activities. This significant inflow was mainly due to the acquisition of Titan Specialty on February 29, 2024, for which Titan borrowed $147.0 million under a new domestic credit facility. This cash inflow was partially offset by $34.1 million in debt repayments and $7.8 million in repurchased common stock.

Additionally, Titan issued common stock worth $168.7 million during the first six months of 2024 in connection with the Titan Specialty acquisition. This issuance was reflected as "Non cash financing activity" in the Condensed Consolidated Statements of Cash Flows.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at June 30, 2025.

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

Summarized Balance Sheets:

(Amounts in thousands)	June 30, 2025	December 31, 2024
Assets
Current assets	$57,611	$58,860
Property, plant, and equipment, net	90,623	91,100
Intercompany accounts receivable from non-guarantor subsidiaries, net	689,297	703,454
Other long-term assets	91,495	89,038
Liabilities
Current liabilities	73,868	74,164
Long-term debt	556,581	543,153
Other long-term liabilities	9,750	9,647

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Summarized Statement of Operations:

(Amounts in thousands)	Six months ended
June 30, 2025
Net sales	$232,389
Gross profit	24,574
Loss from operations	(10,462)
Net loss	(24,205)

Liquidity Outlook
The Company does not anticipate significant liquidity constraints during the foreseeable future. At June 30, 2025, the Company reported $184.7 million of cash and cash equivalents. This amount included $168.8 million held in foreign countries.

As of June 30, 2025, there were $159.0 million of borrowings outstanding under the Company's $225.0 million credit facility. Titan's availability under this credit facility may be less than $225.0 million as of any particular date, as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's total amount available for borrowing under the credit facility at June 30, 2025 totaled $199.7 million. With outstanding letters of credit totaling $5.9 million and $159.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility at June 30, 2025 totaled $34.8 million.

The Company is expecting full year capital expenditures to be between approximately $50 million and $60 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to between $19 million and $21 million for the remainder of 2025 based on June 30, 2025 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $14 million to be paid in October for the 7.00% senior secured notes, and between $5 million and $7 million of payments on the credit facility, which are variable dependent upon on the prevailing SOFR rate and outstanding debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets may also be a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2024 Form 10-K. As discussed in the 2024 Form 10-K, the preparation of the Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. "Basis of Presentation and Significant Accounting Policies" in the Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q, for a discussion of the Company’s updated accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2025 and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note 17 "Litigation" of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion, which is incorporated herein by reference.

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes from the risk factors disclosed in Item 1A. "Risk Factors" of the 2024 Form 10-K.

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

There can be no assurance that Titan’s businesses will not be adversely affected by increased competition in the Company’s markets, or that competitors will not develop products that are more effective or less expensive than Titan products or which could render certain of Titan's products less competitive. From time to time certain competitors have reduced prices in particular product categories, which has caused Titan to reduce prices. There can be no assurance that in the future Titan’s competitors will not further reduce prices or that any such reductions would not have a material adverse effect on Titan’s business.

On April 2, 2025, the United States government issued a series of reciprocal tariffs affecting the importing of goods into the United States from approximately 185 foreign countries. While the imposition of these tariffs are fluid and changing, the tariffs affect a substantial portion of our supply chain and could materially impact the Company's financial performance as a result of the following:

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
3.Market Uncertainty: The ongoing trade tensions and the potential for retaliatory tariffs by other countries create an unpredictable market environment. This uncertainty has led to reduced consumer confidence and lower demand for our products.
4.Mitigation Strategies: To address the foregoing risks, we are exploring various strategies to mitigate the impact of tariffs, including seeking alternative suppliers, reclassifying goods to reduce tariff exposure, and negotiating with suppliers and customers to manage the increased costs. However, there is no assurance that these strategies will be successful.

Given these factors, the Company is continuing to assess the impact of these tariffs and the Company is uncertain as to its impact on our business, financial condition, and results of operations given the fluid and changing nature of the tariffs being imposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

There are no stock repurchases for the three months ended June 30, 2025.

On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. As of June 30, 2025, $1.0 million remains available for future share repurchases under the program.
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

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Second Quarter

During the fiscal quarter ended June 30, 2025, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 30, 2025	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)