Form 10-Q
period 2025-09-30
TITAN INTERNATIONAL INC
filed 2025-11-06
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2025
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

As of October 23, 2025, there were 63,951,494 shares of Titan International, Inc. common stock, $0.0001 par value, outstanding.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales	$466,466	$447,985	$1,418,004	$1,462,364
Cost of sales	395,595	389,180	1,209,216	1,245,747
Gross profit	70,871	58,805	208,788	216,617
Selling, general, and administrative expenses	53,132	49,533	155,340	140,536
Acquisition related expenses	—	—	—	6,196
Research and development expenses	4,550	4,199	13,435	12,071
Royalty expense	3,445	2,266	8,310	7,613
Income from operations	9,744	2,807	31,703	50,201
Interest expense	(9,727)	(9,005)	(28,935)	(27,103)
Interest income	3,032	3,064	7,726	8,483
Foreign exchange loss	(2,009)	(2,525)	(6,389)	(2,338)
Other (loss) income	(2,433)	375	(159)	4,057
(Loss) income before income taxes	(1,393)	(5,284)	3,946	33,300
Provision for income taxes	1,066	12,915	9,987	38,103
Net loss	(2,459)	(18,199)	(6,041)	(4,803)
Net (loss) income attributable to noncontrolling interests	(197)	50	1,415	2,096
Net loss attributable to Titan and applicable to common shareholders	$(2,262)	$(18,249)	$(7,456)	$(6,899)

Loss per common share:
Basic	$(0.04)	$(0.25)	$(0.12)	$(0.10)
Diluted	$(0.04)	$(0.25)	$(0.12)	$(0.10)
Average common shares and equivalents outstanding:
Basic	63,895	72,013	63,635	69,900
Diluted	63,895	72,013	63,635	69,900

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2025	2024
Net loss	$(2,459)	$(18,199)
Derivative loss	(3)	(139)
Currency translation adjustment	(2,063)	11,064
Pension liability adjustments, net of tax	34	29
Comprehensive loss	(4,491)	(7,245)
Net comprehensive loss attributable to noncontrolling interests	(1,247)	(1,779)
Comprehensive loss attributable to Titan	$(3,244)	$(5,466)

	Nine months ended
	September 30,
	2025	2024
Net loss	$(6,041)	$(4,803)
Derivative loss	(54)	(211)
Currency translation adjustment	83,639	(19,667)
Pension liability adjustments, net of tax	99	16
Comprehensive income (loss)	77,643	(24,665)
Net comprehensive income attributable to noncontrolling interests	7,781	2,144
Comprehensive income (loss) attributable to Titan	$69,862	$(26,809)

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets
Cash and cash equivalents	$205,381	$195,974
Accounts receivable, net of allowance of $5,447 and $3,232, respectively	285,877	211,720
Inventories	465,907	437,192
Prepaid and other current assets	76,792	67,151
Total current assets	1,033,957	912,037
Property, plant and equipment, net	447,244	421,218
Operating lease assets	122,736	117,027
Goodwill	29,563	29,563
Intangible assets, net	11,058	11,985
Deferred income taxes	49,163	41,732
Other long-term assets	56,666	51,391
Total assets	$1,750,387	$1,584,953

Liabilities
Current liabilities
Short-term debt	$21,555	$12,479
Accounts payable	254,882	219,586
Operating leases	13,358	11,999
Other current liabilities	163,647	143,294
Total current liabilities	453,442	387,358
Long-term debt	556,770	552,966
Deferred income taxes	9,454	6,416
Operating leases	113,882	106,020
Other long-term liabilities	42,410	38,537
Total liabilities	1,175,958	1,091,297
Commitments and Contingencies
Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued and 63,895,267 outstanding at September 30, 2025; 78,447,035 issued and 63,139,435 outstanding at December 31, 2024)	—	—
Additional paid-in capital	737,335	740,223
Retained earnings	156,607	164,063
Treasury stock (at cost, 14,551,768 shares at September 30, 2025 and 15,307,600 shares at December 31, 2024)	(116,318)	(122,336)
Accumulated other comprehensive loss	(208,559)	(285,877)
Total Titan shareholders’ equity	569,065	496,073
Noncontrolling interests	5,364	(2,417)
Total equity	574,429	493,656
Total liabilities and equity	$1,750,387	$1,584,953
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2025	63,139,435	$740,223	$164,063	$(122,336)	$(285,877)	$496,073	$(2,417)	$493,656
Net (loss) income			(649)			(649)	671	22
Currency translation adjustment, net					39,274	39,274	6,951	46,225
Pension liability adjustments, net of tax					90	90		90
Derivative loss					(8)	(8)		(8)
Stock-based compensation	453,842	(4,539)		3,614		(925)		(925)
Issuance of treasury stock under 401(k) plan	58,275	(68)		464		396		396
Balance March 31, 2025	63,651,552	$735,616	$163,414	$(118,258)	$(246,521)	$534,251	$5,205	$539,456
Net (loss) income			(4,545)			(4,545)	941	(3,604)
Currency translation adjustment, net					39,012	39,012	465	39,477
Pension liability adjustments, net of tax					(25)	(25)		(25)
Derivative loss					(43)	(43)		(43)
Stock-based compensation	148,461	223		1,181		1,404		1,404
Issuance of treasury stock under 401(k) plan	52,963	9		422		431		431
Balance June 30, 2025	63,852,976	$735,848	$158,869	$(116,655)	$(207,577)	$570,485	$6,611	$577,096
Net loss			(2,262)			(2,262)	(197)	(2,459)
Currency translation adjustment, net					(1,013)	(1,013)	(1,050)	(2,063)
Pension liability adjustments, net of tax					34	34		34
Derivative loss					(3)	(3)		(3)
Stock-based compensation	1,696	1,385		14		1,399		1,399
Issuance of treasury stock under 401(k) plan	40,595	102		323		425		425
Balance September 30, 2025	63,895,267	$737,335	$156,607	$(116,318)	$(208,559)	$569,065	$5,364	$574,429

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2024	60,715,855	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415
Net income			9,201			9,201	773	9,974
Currency translation adjustment, net					(14,032)	(14,032)	(336)	(14,368)
Pension liability adjustments, net of tax					148	148		148
Derivative gain					2	2		2
Stock-based compensation	266,817	(2,388)		2,420		32		32
Issuance of treasury stock under 401(k) plan	29,523	174		267		441		441
Common stock repurchase	(100,000)			(1,402)		(1,402)		(1,402)
Common stock issuance	11,921,766	168,693				168,693		168,693
Balance March 31, 2024	72,833,961	$735,544	$178,824	$(51,300)	$(232,925)	$630,143	$792	$630,935
Net income			2,149			2,149	1,273	3,422
Currency translation adjustment, net					(18,576)	(18,576)	2,213	(16,363)
Pension liability adjustments, net of tax					(161)	(161)		(161)
Derivative loss					(74)	(74)		(74)
Stock-based compensation	78,530	1,058		711		1,769		1,769
Issuance of treasury stock under 401(k) plan	36,753	118		333		451		451
Common stock repurchase	(775,000)			(6,360)		(6,360)		(6,360)
Balance June 30, 2024	72,174,244	$736,720	$180,973	$(56,616)	$(251,736)	$609,341	$4,278	$613,619
Net (loss) income			(18,249)			(18,249)	50	(18,199)
Currency translation adjustment, net					12,893	12,893	(1,829)	11,064
Pension liability adjustments, net of tax					29	29		29
Derivative loss					(139)	(139)		(139)
Stock-based compensation		1,800				1,800		1,800
Issuance of treasury stock under 401(k) plan	59,784	(100)		536		436		436
Common stock repurchase	(1,050,000)			(8,344)		(8,344)		(8,344)
Sale of investment						—	(2,212)	(2,212)
Balance September 30, 2024	71,184,028	$738,420	$162,724	$(64,424)	$(238,953)	$597,767	$287	$598,054

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2025	2024
Net loss	$(6,041)	$(4,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,288	40,059
Deferred income tax (benefit) provision	(2,854)	21,646
Loss on fixed asset and investment sale	19	625
Stock-based compensation	1,878	3,601
Issuance of stock under 401(k) plan	1,252	1,328
Gain from property insurance settlement	—	(3,537)
Foreign currency loss	9,148	1,375
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	(50,511)	28,886
Inventories	(2,397)	53,914
Prepaid and other current assets	(4,614)	10,856
Other assets	(7,220)	(2,431)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	14,512	(28,502)
Other current liabilities	12,195	8,317
Other liabilities	2,588	1,417
Net cash provided by operating activities	17,243	132,751
Cash flows from investing activities:
Capital expenditures	(36,753)	(52,318)
Business acquisition, net of cash acquired	—	(143,643)
Proceeds from sale of investment	—	1,791
Proceeds from property insurance settlement	—	3,537
Proceeds from sale of fixed assets	319	1,603
Net cash used for investing activities	(36,434)	(189,030)
Cash flows from financing activities:
Proceeds from borrowings	75,600	159,614
Repayments of debt	(66,034)	(66,601)
Payment of debt issuance costs	—	(3,115)
Repurchase of common stock	—	(16,106)
Other financing activities	(81)	(738)
Net cash provided by financing activities	9,485	73,054
Effect of exchange rate changes on cash	19,113	(9,733)
Net increase in cash and cash equivalents	9,407	7,042
Cash and cash equivalents, beginning of period	195,974	220,251
Cash and cash equivalents, end of period	$205,381	$227,293

Supplemental information:
Interest paid	$24,620	$20,500
Income taxes paid, net of refunds received	14,089	16,422
Non cash financing activity:
Issuance of common stock in connection with business acquisition	$—	$168,693
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan, the Company or we) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the 2024 Form 10-K). All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

Fair Value of Financial Instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in marketable equity securities of $1.9 million as of September 30, 2025 and $5.3 million as of December 31, 2024, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements.  Our 7.00% senior secured notes due 2028 were carried at a cost of $397.8 million at September 30, 2025 and $397.2 million at December 31, 2024. The fair value of the senior secured notes due 2028, as determined with the assistance of an independent pricing platform using real-time trade data, was approximately $400.5 million and $390.0 million, at September 30, 2025 and December 31, 2024, respectively, which was determined to be a Level 2 fair value measurement.

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

For the three months ended September 30, 2025 and 2024, the Company recognized a net monetary loss of $1.2 million and $0.8 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

For the nine months ended September 30, 2025 and 2024, the Company recognized a net monetary loss of $3.5 million and $2.5 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

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

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represented approximately 6% and 5% of consolidated assets of Titan as of September 30, 2025 and December 31, 2024, respectively. The increase in asset percentage was primarily driven by foreign exchange rate fluctuations. The Russian operations represented 4% of consolidated global sales for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024, respectively. The military conflict between Russia

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and Ukraine has not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Share Repurchase Program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the Share Repurchase Program) for the repurchase of the Company's common stock. This authorization took effect immediately and will remain in place for up to three years. Titan did not repurchase any shares of its common stock under the Share Repurchase Program during the nine months ended September 30, 2025. Titan repurchased 1,050,000 shares of its common stock totaling $8.3 million during the three months ended September 30, 2024, and 1,925,000 shares of its common stock totaling $16.1 million during the nine months ended September 30, 2024. As of September 30, 2025, $1.0 million remains available for future share repurchases under this program. The Company records treasury stock using the cost method.

Supplier Financing Program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payments from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's consolidated balance sheets, and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's consolidated statements of cash flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's consolidated balance sheet were $12.7 million at September 30, 2025, and $13.2 million at December 31, 2024.

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

In September 2025, FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", aimed at making it simpler and more consistent for businesses to track and disclose expenses related to software they build for their own operations. The guidance moves away from strict, phase-by-phase cost tracking, opting instead for a more flexible, modern approach that better reflects today’s software development. This ASU allows for capitalizing software costs once two conditions are met: the company’s management has approved and committed to funding the project, and it is likely the project will be finished, and the software will work as intended. This ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively or modified. We are currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.

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

Goodwill represents value we expect to be created by combining the operations of the acquired business with our operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is deductible for tax purposes. The carrying value of goodwill by reportable segment as of September 30, 2025 and December 31, 2024 was as follows:

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Carrying Value
Agricultural	$4,844
Earthmoving/construction	—
Consumer	24,719
Total	$29,563

Through September 30, 2024, the actual revenue and income before taxes of Titan Specialty since the acquisition date of February 29, 2024 included in the consolidated statement of operations is as shown below (amounts in thousands). The net income includes the effect of fair value adjustments for the amortization of inventory, intangible assets, and depreciation of property, plant and equipment.

From Acquisition Date to September 30, 2024
Titan Specialty revenue	$316,496
Titan Specialty income before taxes	22,069

The following is the unaudited pro forma financial information for the three and nine months ended September 30, 2024 that reflects our results of our operations as if the acquisition of Titan Specialty had been completed on January 1, 2023. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2023, nor is it indicative of the future consolidated results of operations or financial position of the combined companies (amounts in thousands, except per share data).

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Pro forma revenues	$447,985	$1,564,182
Pro forma net (loss) income	(17,399)	18,798
Net (loss) income per common share, basic	$(0.24)	$0.26
Net (loss) income per common share, diluted	(0.24)	0.26

These pro forma amounts have been calculated after applying our accounting policies and making certain adjustments, which primarily relate to: (i) severance-related costs, (ii) adjustments relating to the fair value step-ups to inventory and (iii) transaction-related costs of both Titan and Titan Specialty. These pro forma amounts were adjusted to be excluded from the unaudited pro forma information for the three and nine months ended September 30, 2024.

Total acquisition-related costs for the three and nine months ended September 30, 2024 was $0.0 million and $6.2 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Accounts receivable	$291,324	$214,952	$276,954
Allowance for credit losses	(5,447)	(3,232)	(4,117)
Accounts receivable, net	$285,877	$211,720	$272,837

Accounts receivable is reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses during the nine months ended September 30, 2025 and 2024, respectively, consisted of the following (amounts in thousands):

	2025	2024
Balance at January 1,	$3,232	$5,340
Provision charged to expense	703	141
Recoveries of accounts receivable	—	741
Other, including foreign currency translation and acquisition related activity	1,512	(2,105)
Balance at September 30,	$5,447	$4,117

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Raw material	$106,113	$103,616
Work-in-process	47,614	41,898
Finished goods	312,180	291,678
	$465,907	$437,192

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Land and improvements	$47,697	$42,534
Buildings and improvements	283,668	260,256
Machinery and equipment	765,004	703,899
Tools, dies and molds	121,270	118,569
Construction-in-process	50,766	46,997
	1,268,405	1,172,255
Less accumulated depreciation	(821,161)	(751,037)
	$447,244	$421,218

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Depreciation on property, plant and equipment was $15.0 million and $12.7 million for the three months ended September 30, 2025 and 2024, respectively and $44.1 million and $38.6 million for the nine months ended September 30, 2025 and 2024, respectively.

6. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

		September 30, 2025
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(760)	$5,240
Trade names	10.00	5,500	(871)	4,629
Other intangibles	15.78	3,420	(2,231)	1,189
Total		$14,920	$(3,862)	$11,058

		December 31, 2024
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(400)	$5,600
Trade names	10.00	5,500	(458)	5,042
Other intangibles	15.52	3,523	(2,180)	1,343
Total		$15,023	$(3,038)	$11,985

Amortization related to intangible assets was $0.4 million and $(0.3) million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2024, the Company recorded a favorable adjustment to amortization expense related to the reduction of amortizable intangible assets associated with a measurement period adjustment associated with the Carlstar purchase price allocation.

The estimated aggregate amortization expense at September 30, 2025, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2025	$313
2026	1,253
2027	1,236
2028	1,153
2029	1,153
Thereafter	5,950
$11,058

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Compensation and benefits	$60,449	$47,735
Warranty	13,024	12,571
Accrued insurance benefits	19,795	20,218
Customer rebates and deposits	15,949	15,004
Accrued other taxes	15,080	12,142
Accrued interest	12,625	5,646
Foreign government grant (1)	3,708	3,672
Other	23,017	26,306
	$163,647	$143,294
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

8. WARRANTY

Changes in the warranty liability during the nine months ended September 30, 2025 and 2024, respectively, consisted of the following (amounts in thousands):

	2025	2024
Warranty liability at beginning of the period	$22,392	$21,710
Provision for warranty liabilities	10,708	11,689
Warranty payments made	(9,479)	(11,854)
Other adjustments, including acquisition of Titan Specialty	—	1,784
Warranty liability at end of the period	$23,621	$23,329

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2025
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(2,190)	$397,810
Revolving credit facility	149,000	—	149,000
Titan Europe credit facilities	21,321	—	21,321
Other debt	10,194	—	10,194
Total debt	580,515	(2,190)	578,325
Less amounts due within one year	21,555	—	21,555
Total long-term debt	$558,960	$(2,190)	$556,770

	December 31, 2024
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(2,847)	$397,153
Revolving credit facility	146,000	—	146,000
Titan Europe credit facilities	15,199	—	15,199
Other debt	7,093	—	7,093
Total debt	568,292	(2,847)	565,445
Less amounts due within one year	12,479	—	12,479
Total long-term debt	$555,813	$(2,847)	$552,966

The weighted average interest rates on short-term borrowings due within one year at September 30, 2025 and December 31, 2024, were approximately 3.7% and 4.1%, respectively.

Aggregate principal maturities of debt at September 30, 2025 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2025	$13,395
2026	10,468
2027	4,100
2028	549,603
2029	567
Thereafter	2,382
$580,515
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

Revolving Credit Facility
In connection with the acquisition of Titan Specialty, Titan entered into a domestic credit facility which was effective on February 29, 2024. The credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit and

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. In addition, swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility has a five-year term and can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of our 7.00% secured notes due in 2028. The credit facility has terms similar to those contained in the previous credit facility as well as other enhancements to further improve the availability within the borrowing base. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of September 30, 2025, the weighted average interest rate was 6.20%.

The total amount available for borrowing under the credit facility at September 30, 2025 totaled $212.5 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $5.9 million and $149.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility totaled $57.6 million at September 30, 2025.

The total amount available for borrowing under the credit facility at December 31, 2024 totaled $177.1 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $9.9 million and $146.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility totaled $21.2 million at December 31, 2024.

Titan Europe Credit Facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $21.3 million and $15.2 million in aggregate principal amount at September 30, 2025 and December 31, 2024, respectively. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 6.5%.

Other Debt
We have working capital loans at Titan Pneus do Brasil Ltda at varying interest rates between approximately 5.0% and 6.9%, which totaled $10.2 million at September 30, 2025. Similarly, we had a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 6.9% to 7.6%, which totaled $7.1 million at December 31, 2024. The maturity dates on these loans range from one year to two years. We expect to negotiate an extension of the maturity dates on these loans with the applicable financial institutions or to repay the loan, as needed.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit our ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. We were in compliance with these debt covenants at September 30, 2025.

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

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Operating lease ROU assets	Operating lease assets	$122,736	$117,027

Operating lease current liabilities	Operating leases current liabilities	13,358	11,999
Operating lease long-term liabilities	Operating leases long-term liabilities	113,882	106,020
Total operating lease liabilities		$127,240	$118,019

Finance lease, gross	Property, plant & equipment, net	$7,958	$6,801
Finance lease accumulated depreciation	Property, plant & equipment, net	(4,300)	(4,442)
Finance lease, net		$3,658	$2,359

Finance lease current liabilities	Other current liabilities	$1,574	$986
Finance lease long-term liabilities	Other long-term liabilities	2,245	1,483
Total finance lease liabilities		$3,819	$2,469

At September 30, 2025, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
October 1 - December 31, 2025	$7,427	$565
2026	22,149	1,669
2027	19,291	1,233
2028	17,165	628
2029	15,710	150
Thereafter	121,557	87
Total lease payments	$203,299	$4,332
Less imputed interest	76,059	513
	$127,240	$3,819

Weighted average remaining lease term (in years)	12.38	2.80
Weighted average discount rate	7.27%	7.27%
Supplemental cash flow information related to leases for the nine months ended September 30, 2025 were as follows: operating cash flows from operating leases were $5.6 million.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental cash flow information related to leases for the nine months ended September 30, 2024 were as follows: operating cash flows from operating leases were $5.5 million.

11. EMPLOYEE BENEFIT PLANS

We have three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. We also have pension plans covering certain employees of several foreign subsidiaries. We also sponsor a number of defined contribution plans in the U.S. and at foreign subsidiaries. We contributed approximately $0.8 million to the pension plans during the nine months ended September 30, 2025 and expects to contribute $0.1 million to these pension plans during the remainder of 2025.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$139	$89	$429	$455
Interest cost	941	917	2,822	2,820
Expected return on assets	(1,358)	(1,299)	(4,072)	(3,901)
Amortization of unrecognized prior service cost	(16)	(14)	(45)	(44)
Amortization of net unrecognized loss	17	68	49	204
Net periodic pension benefit	$(277)	$(239)	$(817)	$(466)
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

	September 30, 2025	December 31, 2024
Investments	$10,611	$7,919
Total VIE assets	10,611	7,919
Accounts payable to the non-consolidated VIEs	3,793	2,646
Maximum exposure to loss	$14,404	$10,565

13. ROYALTY EXPENSE

We have trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire at the end of 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2025. We also have a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Total royalty expenses were $3.4 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively, and $8.3 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. OTHER (LOSS) INCOME

Other (loss) income consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Gain on property insurance settlement (1)	$—	$520	$—	$2,433
Loss on sale of investment (2)	—	(1,032)	—	(1,032)
Loss for life insurance policy termination (3)	(2,852)	—	(2,852)	—
Equity investment income	241	165	645	733
Gain (loss) on sale of assets	19	19	(19)	407
Pension plan income	527	404	1,580	1,214
Other (loss) income	(368)	299	487	302
	$(2,433)	$375	$(159)	$4,057
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
(2) In September 2024, the Company sold its remaining ownership interest in an Indian undercarriage business and incurred a loss of $1.0 million as a result of the sale. The sale agreement includes a commitment to purchase approximately $1.7 million of products from the purchaser of the Company's interest in the Indian undercarriage business over a two year period.
(3) In September 2025, the Company recorded a write-off of asset balances that were associated with the reimbursement of premiums paid under certain life insurance policies held for certain owners of a previously acquired business. The write-off was based on the company’s re-assessment that it will likely not be able to recover the net book value of the assets.

15. INCOME TAXES

We recorded income tax expense of $1.1 million and $12.9 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $10.0 million and $38.1 million, respectively. The income tax expense differed for each period primarily due to an overall decrease in pre-tax income. Our effective income tax rate was (76.5)% and (244.4)% for the three months ended September 30, 2025 and 2024, respectively, and 253.1% and 114.4% for the nine months ended September 30, 2025 and 2024, respectively.

Our 2025 and 2024 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision.

We continue to monitor the realization of our deferred tax assets and assess the need for a valuation allowance. We analyze available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence primarily includes the past three years' profit and loss positions. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. We have established valuation allowances with respect to certain deferred tax assets in the U.S. and certain foreign jurisdictions and continue to monitor and assess the need for valuation allowances in all its jurisdictions.

The Organization for Economic Co-operation and Development (OECD) introduced Base Erosion and Profit Shifting (BEPS) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. We will continue to evaluate the potential impact on the consolidated financial statements and related disclosures but does not anticipate a material impact. We did not record any tax associated with Pillar 2 in the September 30, 2025 financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The One, Big, Beautiful Bill Act (“OBBB Act”) was signed into law on July 4th. 2025. The OBBB Act contains significant tax law changes with various effective dates, with certain provisions effective in 2025 and others implemented through 2027, affecting business taxpayers. Among the tax law changes that will impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, R&D expenditures, and interest expense. The Company is analyzing the impacts of the law change and does not expect a material impact on the consolidated financial statements.

16. LOSS PER SHARE

Loss per share were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss attributable to Titan and applicable to common shareholders	$(2,262)	$(18,249)	$(7,456)	$(6,899)
Determination of shares:
Weighted average shares outstanding (basic)	63,895	72,013	63,635	69,900
Effect of restricted stock and stock options	—	—	—	—
Weighted average shares outstanding (diluted)	63,895	72,013	63,635	69,900
Loss per common share:
Basic	$(0.04)	$(0.25)	$(0.12)	$(0.10)
Diluted	$(0.04)	$(0.25)	$(0.12)	$(0.10)

The effect of restricted stock and stock options has been excluded for the three and nine months ended September 30, 2025, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the three and nine months ended September 30, 2025 was 0.2 million and 0.3 million, respectively.

The effect of restricted stock and stock options has been excluded for the three and nine months ended September 30, 2024, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the three and nine months ended September 30, 2024 was 0.4 million and 0.5 million, respectively.

17. LITIGATION

We are a party to routine legal proceedings arising out of the normal course of business. Due to the difficult nature of predicting unresolved and future legal claims, we cannot anticipate or predict the material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or liabilities pertaining to, legal judgments. In the opinion of management, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on our financial position, results of operations, or cash flows.

18. SEGMENT INFORMATION

We have aggregated our operating segments into reportable segments based on our three customer markets: agricultural, earthmoving/construction, and consumer. These segments are based on the information used by the chief operating decision maker (CODM) to make certain operating decisions, allocate portions of capital expenditures and assess segment performance. The accounting policies of the segments are the same as those described in Note 1, “Basis of Presentation and Significant Accounting Policies” to these Notes to the Condensed Consolidated Financial Statements. Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The CODM of Titan is Paul Reitz (our President and CEO). The CODM utilizes both forecasted and actual expense information on a consolidated basis to manage operations. The CODM utilizes segment gross profit and segment operating profit (loss), both in comparison to the prior year and the current forecasted level of gross profit, for purposes of analyzing the segment’s financial performance. The assessment of each segment’s financial performance by the CODM is then utilized to contemplate and execute on business decisions to allocate resources to manage the growth and profitability of each reportable segment and for the Company as a whole. The CODM does not review asset information by segment to manage operations or allocate resources. Therefore, segment assets are not disclosed.

The tables below present information about certain operating results, separated by market segments, for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three months ended September 30, 2025
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$188,737	$145,368	$132,361	$—	$466,466
Cost of sales	163,505	130,205	101,885	—	395,595
Gross profit	$25,232	$15,163	$30,476	$—	$70,871
Selling, general and administrative expenses	14,268	12,583	19,593	6,688	53,132
Research and development expenses	1,412	1,566	1,102	470	4,550
Royalty expense	2,043	657	745	—	3,445
Segment profit (loss)	$7,509	$357	$9,036	$(7,158)	$9,744
Interest expense				(9,727)	(9,727)
Interest income				3,032	3,032
Foreign exchange loss				(2,009)	(2,009)
Other loss				(2,433)	(2,433)
Loss before income taxes				$(18,295)	$(1,393)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30, 2025
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$579,706	$441,005	$397,293	$—	$1,418,004
Cost of sales	501,707	393,475	314,034	—	1,209,216
Gross profit	$77,999	$47,530	$83,259	$—	$208,788
Selling, general and administrative expenses	40,213	36,098	57,596	21,433	155,340
Research and development expenses	4,095	5,067	2,905	1,368	13,435
Royalty expense	5,287	1,338	1,685	—	8,310
Segment profit (loss)	$28,404	$5,027	$21,073	$(22,801)	$31,703
Interest expense				(28,935)	(28,935)
Interest income				7,726	7,726
Foreign exchange loss				(6,389)	(6,389)
Other loss				(159)	(159)
(Loss) income before income taxes				$(50,558)	$3,946

	Three months ended September 30, 2024
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$175,439	$136,313	$136,233	$—	$447,985
Cost of sales	158,719	124,660	105,801	—	389,180
Gross profit	$16,720	$11,653	$30,432	$—	$58,805
Selling, general and administrative expenses	12,201	11,577	17,679	8,076	49,533
Research and development expenses	1,248	1,645	908	398	4,199
Royalty expense	1,361	342	563	—	2,266
Segment profit (loss)	$1,910	$(1,911)	$11,282	$(8,474)	$2,807
Interest expense				(9,005)	(9,005)
Interest income				3,064	3,064
Foreign exchange loss				(2,525)	(2,525)
Other income				375	375
Loss before income taxes				$(16,565)	$(5,284)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30, 2024
	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Net sales	$631,442	$467,085	$363,837	$—	$1,462,364
Cost of sales	541,800	411,156	292,791	—	1,245,747
Gross profit	$89,642	$55,929	$71,046	$—	$216,617
Selling, general and administrative expenses	39,522	35,654	44,479	20,881	140,536
Acquisition related expenses	—	—	—	6,196	6,196
Research and development expenses	3,640	5,125	2,078	1,228	12,071
Royalty expense	4,788	1,180	1,645	—	7,613
Segment profit (loss)	$41,692	$13,970	$22,844	$(28,305)	$50,201
Interest expense				(27,103)	(27,103)
Interest income				8,483	8,483
Foreign exchange loss				(2,338)	(2,338)
Other income				4,057	4,057
(Loss) income before income taxes				$(45,206)	$33,300

The tables below present net sales by products and reportable segments for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Agricultural	Earthmoving/Construction	Consumer	Total
Three months ended September 30, 2025
Wheels and Tires [including assemblies]	$177,578	$54,672	$125,008	$357,258
Undercarriage systems and components	11,159	90,696	7,353	109,208
Total	$188,737	$145,368	$132,361	$466,466

Nine months ended September 30, 2025
Wheels and Tires [including assemblies]	$548,803	$163,223	$374,744	$1,086,770
Undercarriage systems and components	30,903	277,782	22,549	331,234
Total	$579,706	$441,005	$397,293	$1,418,004

	Agricultural	Earthmoving/Construction	Consumer	Total
Three months ended September 30, 2024
Wheels and Tires [including assemblies]	$165,017	$45,424	$130,691	$341,132
Undercarriage systems and components	10,422	90,889	5,542	106,853
Total	$175,439	$136,313	$136,233	$447,985

Nine months ended September 30, 2024
Wheels and Tires [including assemblies]	$599,760	$171,021	$344,275	$1,115,056
Undercarriage systems and components	31,682	296,064	19,562	347,308
Total	$631,442	$467,085	$363,837	$1,462,364

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Depreciation and amortization expense by segment were as follows as of the periods set forth below (amounts in thousands):

	Agricultural	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Three months ended September 30, 2025	$6,555	$5,048	$4,596	$595	$16,794
Nine months ended September 30, 2025	19,453	14,825	13,278	1,732	49,288

Three months ended September 30, 2024	4,833	3,756	3,754	293	12,636
Nine months ended September 30, 2024	16,583	12,314	9,792	1,370	40,059

19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2025	$(211,392)	$454	$3,361	$(207,577)
Currency translation adjustments	(1,013)	—	—	(1,013)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	34	34
Derivative loss	—	(3)	—	(3)
Balance at September 30, 2025	$(212,405)	$451	$3,395	$(208,559)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2025	$(289,678)	$505	$3,296	$(285,877)
Currency translation adjustments	77,273	—	—	77,273
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	99	99
Derivative loss	—	(54)	—	(54)
Balance at September 30, 2025	$(212,405)	$451	$3,395	$(208,559)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2024	$(250,063)	$668	$(2,341)	$(251,736)
Currency translation adjustments	12,893	—	—	12,893
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	29	29
Derivative loss	—	(139)	—	(139)
Balance at September 30, 2024	$(237,170)	$529	$(2,312)	$(238,953)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2024	$(217,455)	$740	$(2,328)	$(219,043)
Currency translation adjustments, net	(19,715)	—	—	(19,715)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	16	16
Derivative loss	—	(211)	—	(211)
Balance at September 30, 2024	$(237,170)	$529	$(2,312)	$(238,953)

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

Acquisition of Carlstar Group (now also known as "Titan Specialty")
On February 29, 2024, we acquired 100% of the equity interests of Carlstar, whose products are also known as Titan Specialty. The results of Titan Specialty's operations have been included in our consolidated financial statements since February 29, 2024. Total acquisition-related costs for the Carlstar/Titan Specialty acquisition for the three and nine months ended September 30, 2024 were $0.0 million and $6.2 million, respectively.

The purchase consideration for the Carlstar/Titan Specialty acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed as of February 29, 2024. For further information, refer to Note 2 to our Notes to condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, which are covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. Titan has tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items, statements relating to the following:
•the Company's financial performance;
•anticipated trends in the Company’s business and that of our customers;
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
•availability and price of raw materials;
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
•the effect of the geopolitical instability resulting from the military conflicts between Russia and Ukraine on our Russian and global operations;
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
•risks related to the termination of the standstill provisions of the Shareholder Agreement with American Industrial Partners following the Company’s 2025 annual meeting of stockholders, as well as the impact of any sales of the Company’s shares currently held by affiliates of American Industrial Partners pursuant to the registration statement filed with and declared effective by the Securities and Exchange Commission (the SEC) in December 2024;
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

OVERVIEW
Titan is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe. As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, earthmoving/construction, and consumer markets.  Titan manufactures and sells certain tires under the Goodyear Farm Tire, Titan Tire, Carlstar and Voltyre-Prom Tire brands and has research and development facilities to validate tire and wheel designs. Carlstar sells tire products under the Carlisle® brand under a long-term license agreement that expires in 2033 and also sells tires under other recognized brand names, including ITP®, Trail Wolf®, Links®, USA Trail® and Carlisle Radial Trail HD™ highway trailer tires.

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

The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing products from Titan or its predecessors for numerous years.  Customers, including AGCO Corporation, Caterpillar

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Inc., CNH Global N.V., Deere & Company, Hitachi, Ltd., Kubota Corporation, Liebherr and Volvo, have helped sustain Titan’s market leading position in wheel, tire, assembly, and undercarriage products.

MARKET CONDITIONS AND OUTLOOK

Agricultural Market Outlook
The agricultural market is affected by related commodity prices and farmer income, among other variables. While current commodity price levels are lower than historical highs, net farmer income is forecasted to increase, supported by an expected rise in domestic government subsidies to farmers. The agricultural markets in North America and Europe are currently experiencing a significant slowdown in customer demand and this is further exacerbated by the imposition of tariffs by the United States and other countries throughout the world, and responses thereto, which has created uncertainty in the global markets including impact on farmer sentiment. The Company believes, however, that agricultural markets in South America may currently be showing early signs of a market recovery as customer demand appears to be growing. Amid the evolving global tariff situation, Titan is in a uniquely advantaged position among its competitors, having manufacturing capabilities that are strategically located in the key markets we serve. In addition, some mid to long term global market trends anticipate population growth, a shift in consumer preference toward higher protein diets, and the pressures to replace an aging large equipment fleet in favor of newer and higher productivity technology, underlying Titan's belief that market conditions may improve to support renewed and continued demand for our products in the mid to long term time horizon. The Company is hopeful that the underlying market trends mentioned above will provide future support for the mid to long-term demand for the Company's products. However, many variables, including weather, volatility in the price of commodities, grain prices, the demand for used equipment, export markets, foreign currency exchange rates, interest rates, government policies, subsidies, and uncertainty surrounding tariffs imposed by the United States and reciprocated by other countries, can greatly affect the Company's performance in the agricultural market in a given period.

Earthmoving/Construction Market Outlook
The earthmoving/construction segment is affected by many variables, including commodity prices, uncertainty surrounding the imposition of tariffs as mentioned above, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country-specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing a slowdown in OEM demand, but we expect the market to stabilize over the mid to long term given the expected level of mining capital budgets and forecasted GDP growth in many of the countries in which Titan's earthmoving/construction products are sold. The mining industry has experienced growth given the increased demand in natural resources industries. Mineral commodity prices are at relatively high levels, which also supports the forecasted mid- to long-term growth. However, as noted above, numerous variables can affect the Company's sales of earthmoving/construction products in any given period.

Consumer Market Outlook
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under several leading brands, including Carlstar, ITP and Marastar brands within powersports, outdoor power equipment and high-speed trailers. The consumer market also includes light truck tires sold into Latin America and other specialty products, including custom mixing of rubber stock, and train brakes. Some aspects of the consumer market are presently experiencing a slowdown, particularly in the Americas. The consumer segment pace of growth can vary from period to period and is affected by many macroeconomic variables including but not limited to inflationary impacts, consumer spending, interest rates, government policies, and uncertainty surrounding tariffs, as mentioned above. Titan has a manufacturing facility in China and is actively assessing the evolving retaliatory tariff situation, with a view to making timely decisions on supply chain and production plans, which may include re-sourcing products to its factories in the United States or to other third party suppliers in countries with less tariff impacts. As previously stated, we believe that our ownership of manufacturing capabilities that are strategically located in key markets we serve, puts us in a uniquely advantaged position to allow us to respond to some of the challenges presented by the current tariff situation.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended			Nine months ended
(Amounts in thousands, except percentages)	September 30,			September 30,
	2025	2024	% Increase	2025	2024	% Increase/(Decrease)
Net sales	$466,466	$447,985	4.1%	$1,418,004	$1,462,364	(3.0)%
Cost of sales	395,595	389,180	1.6%	1,209,216	1,245,747	(2.9)%
Gross profit	70,871	58,805	20.5%	208,788	216,617	(3.6)%
Gross profit %	15.2%	13.1%	16.0%	14.7%	14.8%	(0.7)%
Selling, general and administrative expenses	53,132	49,533	7.3%	155,340	140,536	10.5%
Acquisition related expenses	—	—	0.0%	—	6,196	(100.0)%
Research and development expenses	4,550	4,199	8.4%	13,435	12,071	11.3%
Royalty expense	3,445	2,266	52.0%	8,310	7,613	9.2%
Income from operations	$9,744	$2,807	247.1%	$31,703	$50,201	(36.8)%

Net Sales
Net sales for the three months ended September 30, 2025 were $466.5 million, compared to $448.0 million in the comparable period of 2024. The increase was primarily driven by pricing related to passing on increases in input costs. Additionally, foreign currency translation contributed approximately 1.2% to the growth, largely due to the strengthening of the euro as compared to the U.S. dollar.

Net sales for the nine months ended September 30, 2025 were $1,418.0 million, compared to $1,462.4 million in the comparable period of 2024. The year-over-year change was primarily attributable to reduced sales in the agricultural and earthmoving/construction segments, particularly in North America and Europe, due to softer end-market demand. This decrease was partially offset by increased contributions from the Titan Specialty business, acquired in February 2024, as well as favorable price driven by higher input costs and product mix. Foreign currency translation negatively impacted net sales by approximately 0.9%, primarily due to the depreciation of the Brazilian real.

Gross Profit
Gross profit for the three months ended September 30, 2025 was $70.9 million, or 15.2% of net sales, compared to $58.8 million, or 13.1% of net sales, for the three months ended September 30, 2024. The improvement in gross profit was primarily driven by the impact of increases in net sales, favorably impacting fixed cost leverage at certain production facilities in the Americas. The improvement in gross margin was also driven by enhanced fixed cost leverage as previously mentioned. Further, gross profit and margin were favorably impacted by cost reduction and productivity initiatives continued to be executed across our global production facilities.

Gross profit for the nine months ended September 30, 2025 was $208.8 million, or 14.7% of net sales, compared to $216.6 million, or 14.8% of net sales, for the nine months ended September 30, 2024. The change in gross profit and margin was due to lower fixed cost leverage related to lower volumes and inflationary pressures on raw materials and other input costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2025 were $53.1 million, or 11.4% of net sales, compared to $49.5 million, or 11.1% of net sales, for the three months ended September 30, 2024. The increase in SG&A expenses was primarily driven by general inflationary cost impacts, including higher personnel-related costs. Further, SG&A expenses for the three months ended September 30, 2024 were favorably impacted by an amortization expense measurement period adjustment related to the reduction of amortizable intangible assets associated with the Titan Specialty purchase price allocation.

Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 2025 were $155.3 million, or 11.0% of net sales, compared to $140.5 million, or 9.6% of net sales, for the nine months ended September 30, 2024. The year-over-year increase was largely attributable to the inclusion of two additional months of SG&A expenses associated with the

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Titan Specialty business, which was acquired in February 2024. These incremental costs included expenses related to the operation of distribution centers and higher depreciation and amortization resulting from the acquisition.

Acquisition Related Expenses
Acquisition related expenses for the three and nine months ended September 30, 2024 were $0.0 million and $6.2 million, respectively, associated with the one-time transaction costs for the acquisition of Titan Specialty.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended September 30, 2025 were $4.6 million, or 1.0% of net sales, compared to $4.2 million, or 0.9% of net sales, for the comparable period in 2024. R&D expenses for the nine months ended September 30, 2025 were $13.4 million, or 0.9% of net sales, compared to $12.1 million, or 0.8% of net sales, for the comparable period in 2024. Increases in R&D spending reflect initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire in 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2025. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses for the three months ended September 30, 2025 were $3.4 million, or 0.7% of net sales, compared to $2.3 million, or 0.5% of net sales, for the three months ended September 30, 2024. Royalty expenses for the nine months ended September 30, 2025 were $8.3 million, or 0.6% of net sales, compared to $7.6 million, or 0.5% of net sales, for the nine months ended September 30, 2024.

Income from Operations
Income from operations for the three months ended September 30, 2025 was $9.7 million, compared to income from operations of $2.8 million for the three months ended September 30, 2024. The increase in income from operations for the three months ended September 30, 2025 was primarily driven by higher gross profit, reflecting improved sales.

Income from operations for the nine months ended September 30, 2025 was $31.7 million, compared to income from operations of $50.2 million for the nine months ended September 30, 2024. The reduction in income from operations for the nine months ended September 30, 2025 as compared to the prior year period was primarily attributable to lower gross profit, impacted by inflationary pressures on input costs, as well as the net effect of the other factors discussed above.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $9.7 million and $9.0 million for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by higher borrowings under our credit facility, which was used to finance the repurchase of shares from entities affiliated with MHR Fund Management LLC in October 2024.

Interest expense was $28.9 million and $27.1 million for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year increase was largely attributable to higher debt levels associated with our credit facility used to fund the Titan Specialty acquisition and the MHR share repurchase.

Interest Income
Interest income was comparable at $3.0 million and $3.1 million for the three months ended September 30, 2025 and 2024, respectively.

Interest income was $7.7 million and $8.5 million for the nine months ended September 30, 2025 and 2024, respectively. The year-over-year change was mainly due to a reduction in short-term financial investments in Brazil and Argentina.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Foreign Exchange Loss
Foreign exchange loss was $2.0 million for the three months ended September 30, 2025, compared to $2.5 million for the three months ended September 30, 2024. The improvement was primarily driven by favorable translation of intercompany balances at certain foreign subsidiaries. These balances, which are denominated in local currencies rather than the Company’s reporting currency, the U.S. dollar, are remeasured each reporting period based on current exchange rates, as they are expected to be settled in the future.

Foreign exchange loss was $6.4 million for the nine months ended September 30, 2025, compared to $2.3 million for the nine months ended September 30, 2024. The year-over-year change was primarily due to unfavorable translation of intercompany balances at certain foreign subsidiaries. These balances are remeasured each period based on current exchange rates, consistent with their expected future settlement.

Other (Loss) Income
Other loss was $2.4 million for the three months ended September 30, 2025, as compared to other income of $0.4 million in the comparable period of 2024. This change was primarily attributable to a $2.9 million charge related to the write-off of assets that were associated with the reimbursement of premiums paid under certain life insurance policies held for certain owners of a previously acquired business. The write-off was based on the company’s re-assessment that it will likely not be able to recover the premium’s previously paid.

Other loss was $0.2 million for the nine months ended September 30, 2025, as compared to other income of $4.1 million in the comparable period of 2024. The year-over-year change was mainly due to the $2.9 million asset write-off recorded in 2025, previously discussed, and a $1.9 million gain recognized in the prior year period from a property insurance settlement. The 2024 gain reflected insurance proceeds received, net of costs incurred, to repair one of the Company’s operating facilities in Italy.

Provision for Income Taxes
We recorded income tax expense of $1.1 million and $12.9 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $10.0 million and $38.1 million, respectively. The income tax expense differed for each period primarily due to an overall decrease in pre-tax income. Our effective income tax rate was (76.5)% and (244.4)% for the three months ended September 30, 2025 and 2024, respectively, and 253.1% and 114.4% for the nine months ended September 30, 2025 and 2024, respectively.

Our 2025 and 2024 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings, the valuation allowance on the interest expense carryforward, and certain foreign inclusion items on the domestic provision.

Net Loss and Loss per Share
Net loss for the three months ended September 30, 2025 was $2.5 million, compared to net loss of $18.2 million for the same period in 2024. Basic and diluted loss per share was $(0.04) for the three months ended September 30, 2025, compared to basic and diluted loss per share of $(0.25) in the prior year period. The improvement in net loss and loss per share was primarily driven by the factors discussed above, including higher sales and increased gross profit.

Net loss for the nine months ended September 30, 2025 was $6.0 million, compared to net loss of $4.8 million in the comparable period of 2024. For the nine months ended September 30, 2025 and 2024, basic and diluted loss per share was $(0.12), compared to basic and diluted loss per share of $(0.10) in the prior-year period. The increase in net loss and loss per share was primarily attributable to the previously discussed factors.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended September 30, 2025	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$188,737	$145,368	$132,361	$—	$466,466
Gross profit	25,232	15,163	30,476	—	70,871
Profit margin	13.4%	10.4%	23.0%	—	15.2%
Income (loss) from operations	7,509	357	9,036	(7,158)	9,744
Three months ended September 30, 2024
Net sales	$175,439	$136,313	$136,233	$—	$447,985
Gross profit	16,720	11,653	30,432	—	58,805
Profit margin	9.5%	8.5%	22.3%	—	13.1%
Income (loss) from operations	1,910	(1,911)	11,282	(8,474)	2,807

Nine months ended September 30, 2025	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$579,706	$441,005	$397,293	$—	$1,418,004
Gross profit	77,999	47,530	83,259	—	208,788
Profit margin	13.5%	10.8%	21.0%	—	14.7%
Income (loss) from operations	28,404	5,027	21,073	(22,801)	31,703
Nine months ended September 30, 2024
Net sales	$631,442	$467,085	$363,837	$—	$1,462,364
Gross profit	89,642	55,929	71,046	—	216,617
Profit margin	14.2%	12.0%	19.5%	—	14.8%
Income (loss) from operations	41,692	13,970	22,844	(28,305)	50,201

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2025	2024	% Increase	2025	2024	% Decrease
Net sales	$188,737	$175,439	7.6%	$579,706	$631,442	(8.2)%
Gross profit	25,232	16,720	50.9%	77,999	89,642	(13.0)%
Profit margin	13.4%	9.5%	41.1%	13.5%	14.2%	(4.9)%
Income from operations	7,509	1,910	293.1%	28,404	41,692	(31.9)%

Net sales in the agricultural segment were $188.7 million for the three months ended September 30, 2025, as compared to $175.4 million for the comparable period in 2024. The increase was primarily driven by higher sales volumes in the Americas. Additionally, the increase was supported by favorable pricing driven by higher input costs and product mix. Foreign currency translation, primarily due to the strengthening of multiple currencies, also contributed positively to net sales by approximately 0.6%.

Gross profit in the agricultural segment was $25.2 million for the three months ended September 30, 2025, as compared to $16.7 million in the comparable period in 2024. The improvement in gross profit was driven by increased sales volumes, which enhanced leverage of fixed manufacturing costs, and favorable product mix.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Income from operations in the Company's agricultural segment was $7.5 million for the three months ended September 30, 2025, as compared to income of $1.9 million for the three months ended September 30, 2024. The overall increase in income from operations was primarily due to higher gross profit.

Net sales in the agricultural segment were $579.7 million for the nine months ended September 30, 2025, as compared to $631.4 million for the comparable period in 2024. The net sales change was primarily due to lower sales volumes in North America and Europe, driven by reduced global demand for agricultural equipment. This was influenced by lower farmer income, higher financing costs, and inventory reduction initiatives by OEM customers. Additionally, foreign currency translation negatively impacted net sales by approximately 2.0%, primarily due to the depreciation of the Brazilian real and Turkish lira compared to the U.S. dollar. These impacts were partially offset by favorable pricing and product mix related to increased input costs.

Gross profit in the agricultural segment was $78.0 million for the nine months ended September 30, 2025, as compared to $89.6 million in the comparable period in 2024.  The change in gross profit was primarily due to lower sales volumes and the resulting reduced fixed cost leverage.

Income from operations in the Company's agricultural segment was $28.4 million for the nine months ended September 30, 2025, as compared to income of $41.7 million for the nine months ended September 30, 2024. The overall change in income from operations was primarily a result of decreased gross profit.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2025	2024	% Increase	2025	2024	% Decrease
Net sales	$145,368	$136,313	6.6%	$441,005	$467,085	(5.6)%
Gross profit	15,163	11,653	30.1%	47,530	55,929	(15.0)%
Profit margin	10.4%	8.5%	22.4%	10.8%	12.0%	(10.0)%
Income (loss) from operations	357	(1,911)	118.7%	5,027	13,970	(64.0)%

The Company's earthmoving/construction segment net sales were $145.4 million for the three months ended September 30, 2025, as compared to $136.3 million in the comparable period in 2024. The increase was primarily driven by higher sales volumes in the Americas, notably from construction OEM customers. Additionally, net sales benefited from a 2.7% favorable foreign currency translation impact, mainly due to the strengthening of the euro compared to the U.S. dollar, as well as positive price and product mix.

Gross profit in the earthmoving/construction segment was $15.2 million for the three months ended September 30, 2025, as compared to $11.7 million for the three months ended September 30, 2024. This improvement was largely attributable to higher sales volumes and enhanced fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $0.4 million for the three months ended September 30, 2025, compared to a loss of $1.9 million for the three months ended September 30, 2024. The improvement was primarily driven by the increase in gross profit.

The Company's earthmoving/construction segment net sales were $441.0 million for the nine months ended September 30, 2025, as compared to $467.1 million in the comparable period in 2024. The reduction was primarily due to lower sales volumes in North America and in the undercarriage business, reflecting reduced demand from construction OEMs. These impacts were partially offset by favorable pricing and product mix.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit in the earthmoving/construction segment was $47.5 million for the nine months ended September 30, 2025, as compared to $55.9 million for the nine months ended September 30, 2024. The decrease was mainly due to lower volumes and reduced fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $5.0 million for the nine months ended September 30, 2025, as compared to $14.0 million for the nine months ended September 30, 2024. The reduction was primarily due to the reduction in gross profit resulting from lower sales volumes.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2025	2024	% Increase/ (Decrease)	2025	2024	% Increase/ (Decrease)
Net sales	$132,361	$136,233	(2.8)%	$397,293	$363,837	9.2%
Gross profit	30,476	30,432	0.1%	83,259	71,046	17.2%
Profit margin	23.0%	22.3%	3.1%	21.0%	19.5%	7.7%
Income from operations	9,036	11,282	(19.9)%	21,073	22,844	(7.8)%

Consumer segment net sales were $132.4 million for the three months ended September 30, 2025, as compared to $136.2 million for the three months ended September 30, 2024. This change was mainly due to lower sales volumes in the Americas region of the legacy Titan business, reflecting challenging market conditions and reduced OEM demand amid broader economic pressures. These declines were partially offset by favorable price reflecting higher input costs and product mix and a 0.7% positive foreign currency translation impact, mainly due to the strengthening of the euro as compared to the U.S. dollar.

Gross profit was comparable for the consumer segment at $30.5 million and $30.4 million for the three months ended September 30, 2025 and 2024, respectively.

Consumer segment income from operations was $9.0 million for the three months ended September 30, 2025, as compared to income of $11.3 million for the three months ended September 30, 2024. The change was primarily due to higher SG&A expenses, largely driven by a favorable measurement period adjustment to amortization expense associated with the Titan Specialty purchase price allocation for the three months ended September 30, 2024.

Consumer segment net sales were $397.3 million for the nine months ended September 30, 2025, as compared to $363.8 million for the nine months ended September 30, 2024. The increase was primarily attributable to the inclusion of two additional months of sales from the Titan Specialty acquisition, as well as favorable pricing and product mix. These gains were partially offset by lower volumes in the Americas region of the legacy Titan business during 2025 due to continued market softness, and a 0.3% negative foreign currency translation impact.

Gross profit from the consumer segment was $83.3 million for the nine months ended September 30, 2025, as compared to $71.0 million for the nine months ended September 30, 2024. The improvement was largely driven by the Titan Specialty acquisition, particularly its strong aftermarket presence, which contributed to margin expansion.

Consumer segment income from operations was $21.1 million for the nine months ended September 30, 2025, as compared to income of $22.8 million for the nine months ended September 30, 2024. The decrease was primarily due to higher SG&A expenses, reflecting the inclusion of two additional months of operating costs associated with the Titan Specialty business, which was acquired in February 2024.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated corporate expenses of $7.2 million and $22.8 million for the three and nine months ended September 30, 2025, respectively, as compared to $8.5 million and $28.3 million for the three and nine months ended September 30, 2024, respectively.

Unallocated expenses primarily consist of corporate-level selling, general, and administrative (SG&A) costs. The decrease for the three-month period was mainly driven by lower SG&A expenses, particularly related to an overall reduction in professional service fees. The year-over-year decline for the nine-month period was primarily due to $6.2 million in transaction-related costs incurred in the first quarter of 2024 in connection with the Titan Specialty acquisition, which did not recur in 2025.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2025, the Company reported $205.4 million of cash, which increased as compared to the December 31, 2024 balance of $196.0 million, due to the net effect of the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Nine months ended September 30,
	2025	2024	Change
Net loss	$(6,041)	$(4,803)	$(1,238)
Depreciation and amortization	49,288	40,059	9,229
Deferred income tax (benefit) provision	(2,854)	21,646	(24,500)
Gain from property insurance settlement	—	(3,537)	3,537
Foreign currency loss	9,148	1,375	7,773
Accounts receivable	(50,511)	28,886	(79,397)
Inventories	(2,397)	53,914	(56,311)
Prepaid and other current assets	(4,614)	10,856	(15,470)
Accounts payable	14,512	(28,502)	43,014
Other current liabilities	12,195	8,317	3,878
Other liabilities	2,588	1,417	1,171
Other operating activities	(4,071)	3,123	(7,194)
Cash provided by operating activities	$17,243	$132,751	$(115,508)

During the nine months ended September 30, 2025, cash flows provided by operating activities were $17.2 million. This was primarily driven by non-cash adjustments, including $49.3 million in depreciation and amortization expenses. The cash inflow was partially offset by an increase in working capital. The increase in accounts receivable was largely attributable to seasonal factors, as sales increased by $82.9 million during the third quarter of 2025 compared to the fourth quarter of 2024. In response to higher operating activity, accounts payable also increased during 2025 in comparison to the end of 2024. Inventory levels rose as well, reflecting efforts to support seasonal demand through proactive inventory management.

Operating cash flows decreased by $115.5 million when comparing the nine months ended September 30, 2025 to the comparable period in 2024. This decrease was primarily due to increased investment in working capital to support elevated operating activity. Key drivers of the working capital increase included a $79.4 million rise in accounts receivable and a $56.3 million increase in inventory, partially offset by a $43.0 million increase in accounts payable.

Summary of the components of cash conversion cycle:

	September 30,	December 31,	September 30,
	2025	2024	2024
Days sales outstanding	56	51	56
Days inventory outstanding	112	123	111
Days payable outstanding	(61)	(62)	(57)
Cash conversion cycle	107	112	110

Cash conversion cycle decreased by 3 days when comparing September 30, 2025 to September 30, 2024. This improvement was primarily driven by higher accounts payable balances at the end of the current period, which contributed to the overall reduction in the cycle duration.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Nine months ended September 30,
	2025	2024	Change
Capital expenditures	$(36,753)	$(52,318)	$15,565
Business acquisition, net of cash acquired	—	(143,643)	143,643
Proceeds from sale of investment	—	1,791	(1,791)
Proceeds from property insurance settlement	—	3,537	(3,537)
Proceeds from sale of fixed assets	319	1,603	(1,284)
Cash used for investing activities	$(36,434)	$(189,030)	$152,596

During the nine months ended September 30, 2025, Titan reported a net cash outflow from investing activities of $36.4 million, as compared to the $189.0 million outflow recorded in the corresponding period of 2024. This change was primarily due to the acquisition of Titan Specialty in February 2024, which included $143.6 million in cash consideration. Additionally, Titan invested $36.8 million in capital expenditures in the nine months of 2025, lower than the $52.3 million in the corresponding period of 2024. These expenditures were aimed at replacing and enhancing plant equipment, as well as acquiring new tools, dies, and molds to support new product development initiatives. The capital outlay in 2025 reflected Titan's strategic efforts to improve existing facilities, enhance manufacturing capabilities, and drive operational efficiency and labor productivity gains. The reduction in capital spending in 2025 also reflects Titan's efforts to optimize cash management in response to lower product demand in the marketplace.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Nine months ended September 30,
	2025	2024	Change
Proceeds from borrowings	$75,600	$159,614	$(84,014)
Payment on debt	(66,034)	(66,601)	567
Payment of debt issuance costs	—	(3,115)	3,115
Repurchase of common stock	—	(16,106)	16,106
Other financing activities	(81)	(738)	657
Cash provided by financing activities	$9,485	$73,054	$(63,569)

During the nine months ended September 30, 2025, $9.5 million of cash was provided by financing activities. This inflow was primarily driven by $75.6 million in borrowings to support increased working capital requirements, partially offset by $66.0 million in debt repayments.

During the nine months ended September 30, 2024, $73.1 million of cash was provided by financing activities. This significant inflow was mainly due to the acquisition of Titan Specialty on February 29, 2024, for which Titan borrowed $147.0 million under our domestic credit facility. This cash inflow was partially offset by $66.6 million in debt repayments and $16.1 million used for repurchases of common stock under our share repurchase program.

Additionally, Titan issued common stock worth $168.7 million during the nine months ended September 30, 2024 in connection with the Titan Specialty acquisition. This issuance was reflected as "Non cash financing activity" in the Condensed Consolidated Statements of Cash Flows.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Debt Restrictions
Our $225 million revolving credit facility and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at September 30, 2025.

Guarantor Financial Information
The Company's 7.00% senior secured notes due 2028 are guaranteed by the following 100% owned subsidiaries of the Company: Titan Tire Corporation, Titan Tire Corporation of Bryan, Titan Tire Corporation of Freeport, and Titan Wheel Corporation of Illinois (together, the Guarantors). The note guaranties are full and unconditional, joint and several obligations of the guarantors. The guaranties of the guarantor subsidiaries are subject to release in limited circumstances only upon the satisfaction of certain customary conditions.

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

Summarized Balance Sheets:

(Amounts in thousands)	September 30, 2025	December 31, 2024
Assets
Current assets	$61,770	$58,860
Property, plant, and equipment, net	90,437	91,100
Intercompany accounts receivable from non-guarantor subsidiaries, net	683,462	703,454
Other long-term assets	96,465	89,038
Liabilities
Current liabilities	85,974	74,164
Long-term debt	546,810	543,153
Other long-term liabilities	9,450	9,647

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Summarized Statement of Operations:

(Amounts in thousands)	Nine months ended
September 30, 2025
Net sales	$366,639
Gross profit	33,170
Loss from operations	(19,139)
Net loss	(36,557)

Liquidity Outlook
The Company does not anticipate significant liquidity constraints during the foreseeable future. At September 30, 2025, the Company reported $205.4 million of cash and cash equivalents. This amount included $181.2 million held in foreign countries.

As of September 30, 2025, there were $149.0 million of borrowings outstanding under the Company's $225.0 million credit facility. Titan's availability under this credit facility may be less than $225.0 million as of any particular date, as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's total amount available for borrowing under the credit facility at September 30, 2025 totaled $212.5 million. With outstanding letters of credit totaling $5.9 million and $149.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility at September 30, 2025 totaled $57.6 million.

The Company is expecting full year capital expenditures to be between approximately $50 million and $55 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to between $16 million and $17 million for the remainder of 2025 based on September 30, 2025 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $14 million to be paid in October for the 7.00% senior secured notes, and between $2 million and $3 million of payments on the credit facility, which are variable dependent upon on the prevailing SOFR rate and outstanding debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets may also be a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2024 Form 10-K. As discussed in the 2024 Form 10-K, the preparation of the Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. "Basis of Presentation and Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q, for a discussion of the Company’s updated accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2025 and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company faces substantial uncertainties related to newly imposed tariffs, including increased competition from domestic and international companies, increased costs and potential reductions in customer demand.

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

Given these factors, we are continuing to assess the impact of these tariffs and the Company is uncertain as to its impact on our business, financial condition, and results of operations given the fluid and changing nature of the tariffs being imposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not effect any stock repurchases during the three months ended September 30, 2025.

On December 16, 2022, our Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of our Common Stock. As of September 30, 2025, $1.0 million remains available for future share repurchases under this program.

The stock repurchase program is authorized through December 16, 2025, but the program may be suspended or terminated at any time at the discretion of the Board of Directors.

Refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for information on debt restrictions associated with payment of dividends.

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Third Quarter

During the fiscal quarter ended September 30, 2025, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	November 5, 2025	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID A. MARTIN
David A. Martin
SVP and Chief Financial Officer
(Principal Financial Officer)