Form 10-K
period 2025-12-31
TITAN INTERNATIONAL INC
filed 2026-02-26
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the shares of common stock of the registrant held by non-affiliates as of June 30, 2025, was approximately $501 million based upon the last reported sale price of the common stock on the New York Stock Exchange on June 30, 2025 ($10.27 per share).
Indicate the number of shares of Titan International, Inc. outstanding: 64,024,055 shares of common stock, $0.0001 par value, as of February 18, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

TITAN INTERNATIONAL, INC.

NOTE ON FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, which are covered by the “Safe Harbor for Forward-Looking Statements” provided by the Private Securities Litigation Reform Act of 1995. Readers can identify these statements by the fact that they do not relate strictly to historical or current facts. Titan International, Inc. (together with its subsidiaries “Titan” or the “Company”) has tried to identify forward-looking statements in this report by using words such as “anticipates,” “estimates,” “expects,” “intends,” “plans,” and “believes,” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could.” These forward-looking statements include, among other items, statements relating to the following:
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
•possible changes in domestic and international laws and policies, including the imposition of and changes in tariffs by various governments, including the United States on imported goods as part of the currently dynamic and uncertain tariff policy environment;
•the Company's ability to meet conditions of loan agreements, indentures and other financing documents;
•the Company’s business strategies, including its intention to introduce new products;
•expectations concerning the performance and success of the Company’s existing and new products; and
•the Company’s intention to consider and pursue acquisition and divestiture opportunities and the expectations related to completed acquisitions, in particular the acquisition of The Carlstar Group, LLC (“Carlstar”, now also known as Titan Specialty), which could significantly impact the Company's financial results if actual results from the Titan Specialty acquisition differ from anticipated results.
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
•Uncertainties from political or electoral changes in the United States, Europe and elsewhere, including the current and possible future tariffs being imposed by various countries on imported goods and amidst the currently dynamic and uncertain tariff policy environment;
•the effect of the market demand cycles on the Company's sales, which may have significant fluctuations;
•the effect of a recession or depression on the Company and its customers and suppliers;
•changes in the marketplace, including new products and pricing changes by the Company’s competitors;
•the effect of the geopolitical instability resulting from the military conflict between Russia and Ukraine on our Russian and global operations on increased costs and ancillary impacts on our global operations;
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
•the impact of any sales of the Company’s shares held by affiliates of American Industrial Partners pursuant to the Form S-3 registration statement filed with and declared effective by the Securities and Exchange Commission (the “SEC”) in December 2024;
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

PART I

ITEM 1 – BUSINESS

OVERVIEW
Titan, is a global wheel, tire, and undercarriage industrial manufacturer and supplier that services customers across the globe.  Titan traces its roots to the Electric Wheel Company in Quincy, Illinois, which was founded in 1890.  Titan was originally incorporated in 1983 and has increased its global footprint and enhanced product offerings through major acquisitions which include the following:
•2005 - North American farm tire assets of The Goodyear Tire & Rubber Company ("Goodyear")
•2006 - Off-the-road ("OTR") tire assets of Continental Tire North America
•2011 - Goodyear's Latin American farm tire business
•2013/2014 - A noncontrolling interest in Voltyre-Prom, a leading producer of agricultural and industrial tires, which owns and operates an over two million square foot manufacturing facility located in Volgograd, Russia
•2019 - An additional 21.4% interest in Voltyre-Prom (from 42.9% to 64.3%) resulting in controlling interest
•2024 - Acquisition of Carlstar, a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, trailers, and small to midsize agricultural and construction equipment.

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

CONSUMER SEGMENT
In February 2024, Titan acquired Carlstar (now also known as Titan Specialty), which is a global manufacturer and distributor of wheels and tires for a variety of end-market verticals including outdoor power equipment, power sports, and high speed trailers. Titan Specialty is primarily concentrated in the consumer segment, but also manufactures and sells small to midsize agricultural tires. Products are offered in Carlstar, ITP, Black Rock, Goodyear and Unique brands with portfolios commensurate to supporting these markets. The Company also offers the added value of wheel and tire assembly for many of these products to select OEM customers.

Titan manufactures bias truck tires in Latin America and light truck tires in Russia. This segment also includes sales that do not readily fall into the Company's other segments, such as custom rubber stock mixing sales to a variety of OEMs in adjacent industries.

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

BUSINESS STRATEGY
We are a worldwide leader in manufacturing and distribution of wheels, tires, assemblies and undercarriage products and serve our customers' needs through product innovation and quality service in the Company's key markets: agriculture, earthmoving/construction, and consumer. Other strategic considerations include:

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

•Reduction of Non-Core Assets and Other Strategic Considerations
The Company has reduced non-core assets and continues to explore ways to improve underperforming assets in an effort to improve cash flow and working capital and reduce debt. The Company’s expertise in the manufacture of off-highway wheels, tires, and undercarriage systems and components has permitted it to capitalize on opportunities to acquire businesses that complement this product line. In the future, Titan may consider strategic partnerships or joint ventures or make additional strategic acquisitions of businesses that have an off-highway focus. The Company continually explores worldwide opportunities to expand its manufacturing and distribution capabilities in order to serve new and existing geographies.

SUSTAINABILITY
Titan is committed to being a positive force in the lives of our employees, and customers and in the communities in which they work and live. The Company has made significant progress in ESG areas by creating and updating various policies, preparing new forms of monitoring, and expanding disclosure of data regarding operations.

The protection of the environment is a core value at Titan. We are dedicated to the continual improvement of environmental performance of our global operations. In 2021, we became a signatory of the United National Global Compact, a set of international principles focusing on universal human rights, labor, the environment, and anti-corruption. From there, we began revisiting our policies and adopted both new policies and updates to existing policies which reflect these core values. With each of these updates, we have taken a stand against child and forced labor, harassment and discrimination at any of our sites or supplier or contractor sites. We intend to adhere to these ethical standards and follow outlined procedures for any infraction.

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

Compensation programs and employee benefits: Our compensation and benefits programs provide a package designed to attract, retain and motivate employees. In addition to competitive base salaries, the Company provides a variety of short-term, long-term and commission-based incentive compensation programs to reward performance relative to key financial, human capital and customer experience metrics. We offer comprehensive benefit options including retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts, legal insurance, auto/home insurance and identity theft insurance. Additionally, we have conducted company-wide stock grant programs for employees with the most recent grant program occurring in March 2025.

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

EMPLOYEES
At December 31, 2025, the Company employed approximately 8,200 people worldwide, including approximately 5,300 located outside the United States.

At December 31, 2025, the employees at each of the Company's Bryan, Ohio; Freeport, Illinois; and Des Moines, Iowa facilities, which collectively account for approximately 32% of the Company’s U.S. employees, are covered by collective bargaining agreements, which was renewed in January 2025 and will expire on November 16, 2028.

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

All tractor type track groups (up to 350-ton class) produced by the Company are built from five major parts: shoes, right and left hand links, pins, bushings and bolts and nuts. Shoes are manufactured from different shapes of hot rolled profiles (depending on application), sheared to length, and then heat treated for high wear bending and breaking resistance. Starting from 200-ton class excavator, shoes are either forged or casted. Tailor made special shaped shoes are obtained from heat treated steel cast in the Company foundry. Right and left hand links are die forged, hot trimmed, mass heat treated, pre-machined, induction hardened on rail surface for optimal wear and fatigue resistance, and finally machined. Pins are made from round bars that are cut, machined, heat treated, and surface finished. Bushings are generally cold extruded, pre-machined, mass heat treated by several thermal processes, carburizing or induction hardened or through hardened for wear resistance and optimal toughness and finish machined. Within the steel track undercarriage manufacturing business, monobloc type track groups (250-ton class and up) are high alloyed steel heavy castings, mass heat treated, induction hardened and precision machined to purpose in the Company's integrated foundry in Spain. This vertically integrated manufacturing capability provides the business with significant competitive advantages.
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

The Company has implemented the digitalization of components such as rollers and chains. This technology, named “Trust” (TrackAdvice undercarriage smart technology) consists of embedding sensors inside the components, making them “intelligent” and able to provide real time data, supporting decisions on maintenance and effective use of the undercarriage. The sensors communicate via Bluetooth with a display, installed in the cabin of the operator and via cloud through a gateway installed on the machine. The data extracted from the embedded sensors are temperature, working hours, and information about vibration, speed, idling time and geo-localization of the machine. The full set of data is visible on a cloud-based platform named TrackAdvice, where the end user can remotely monitor the status of its machines. Also, the system has been designed to send instant notifications in case critical parameters are reached, making it a proactive system at the service of the end users.

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

•International Operations
The Company operates manufacturing facilities outside of the United States in Latin America, Europe, and Asia and other international regions. For the year ended December 31, 2025, these regions contributed 18%, 24%, and 8% of the Company's net sales, respectively. For the year ended December 31, 2024, they accounted for 16%, 25%, and 8% of net sales, respectively. For the year ended December 31, 2023, the contributions were 19%, 31% and 5% of net sales, respectively.

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

RESEARCH, DEVELOPMENT, AND ENGINEERING
The Company’s research, development, and engineering staff tests original designs and technologies and develops new manufacturing methods to improve product performance.  Titan’s engineering and manufacturing resources are focused on designing quality products that address the needs of our customers and end-users across the markets that Titan serves.  Titan’s team of experienced engineers continuously work on new and improved engineered solutions that evolve with today’s applications for the off-highway wheel, tire, and assembly markets. As a part of the design process, Titan seeks to be stewards of the environment through the adoption of eco-design principles, life cycle assessments, and evaluation of incorporating the use of recycled material and alternate environmentally friendly and sustainable raw materials where possible. Titan's advantage as both a wheel and tire manufacturer allows the Company to design, test, and bring to market innovative solutions to meet the specific needs of its customers. For example, Titan has developed the LSW technology, featuring a larger rim diameter and a smaller sidewall than standard tires, which helps reduce power hop, road lope and soil compaction, and provides improved safety and performance. Research and development (R&D) expenses are expensed as incurred.  R&D costs were $18.3 million, $16.5 million, and $12.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company owns various national and international trademarks and trademark registrations. The Company has royalty-bearing trademark license agreements with Goodyear to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire at the end of 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2028. We also have a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033.

CUSTOMERS
Titan’s 10 largest customers accounted for 33% of net sales for the year ended December 31, 2025, and 35% of net sales for the year ended December 31, 2024.  Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 10% and 11% of the Company's consolidated net sales for the years ended December 31, 2025 and 2024, respectively. No other customer accounted for 10% or more of Titan’s net sales in 2025 or 2024.  Management believes the Company is not dependent on any single customer; however, certain products are dependent on a few customers.  While the loss of any substantial customer could impact Titan’s business, the Company believes that its diverse product mix and customer base should minimize a longer-term impact caused by any such loss.

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

LAWS AND GOVERNMENTAL REGULATIONS
The Company's policy is to conduct its global operations in accordance with all applicable laws, regulations and other requirements. In the ordinary course of business, similar to other industrial manufacturing companies, Titan is subject to extensive and evolving federal, state, local, and international environmental laws and regulations. From time to time, the Company has incurred, and may in the future incur, costs and additional charges associated with environmental compliance and cleanup projects, including remediation activities. As appropriate, the Company makes provisions for the estimated financial impact of potential environmental cleanup activities.  The Company’s policy is to accrue environmental cleanup-related costs of a non-capital nature when those costs are believed to be probable and can be reasonably estimated.  Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The Company does not currently anticipate any material capital expenditures for environmental control facilities.  The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advances in environmental technologies, the quality of information available related to specific sites, the assessment stage of the site investigation, preliminary findings, and the length of time involved in remediation or settlement.  Due to the difficult nature of reliably predicting future environmental costs, the Company may not be able to anticipate or predict with certainty the potential material adverse effect on its operations, cash flows, or financial condition as a result of efforts to comply with, or any future liability under, environmental laws, regulations or other requirements.

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

ITEM 1A – RISK FACTORS

The Company is subject to various risks and uncertainties that it believes are significant to our business. These risks relate to or arise out of the nature of the Company's business and overall business, economic, financial, legal, and other factors or conditions that may affect the Company. In addition to risks discussed elsewhere in this report, the following are factors that could, individually or in the aggregate, materially adversely affect the Company’s business, financial condition and results of operations and cause the Company's actual results to differ from past results and/or those anticipated, estimated or projected. In addition, other risks not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect the Company’s business, financial condition and results of operations, perhaps materially. It is impossible to reliably predict or identify all such risks and uncertainties and, as a result, you should not consider the following factors to be a complete discussion of all risks or uncertainties that may impact the Company’s business, financial condition or results of operations.

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
The Company’s ten largest customers, which are primarily OEMs, accounted for 33%, 35%, and 40% of Titan’s net sales for 2025, 2024, and 2023, respectively. Net sales to Deere & Company represented 10%, 11%, and 13% of Titan’s net sales for 2025, 2024, and 2023 respectively. No other customer accounted for 10% or more of Titan's net sales in 2025, 2024, or 2023. Titan’s business could be adversely affected if one of its larger customers reduces, or otherwise eliminates in full, its purchases from Titan due to work stoppages or slow-downs, financial difficulties, as a result of termination provisions, competitive pricing, or other reasons.  There is also continuing pressure from OEMs to reduce costs, including the cost of products and services purchased from outside suppliers such as Titan, and in that regard OEMs may develop in-house tire and wheel capabilities.  There can be no assurance that Titan will be able to maintain its long-term relationships with its major customers which could have an adverse effect on the Company's results of operations.

•The Company faces substantial uncertainties related to the currently dynamic and uncertain tariff policy environment, including increased competition from domestic and international companies, increased costs and potential reductions in customer demand.
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

On April 2, 2025, the United States government issued a series of reciprocal tariffs affecting the importing of goods into the United States from approximately 185 foreign countries. As described below, the imposition of these tariffs has been fluid and changing and the tariffs have the ability to affect a substantial portion of our supply chain and could materially impact the Company's financial performance as a result of the following:

1.Increased Costs: The tariffs led to higher costs for raw materials and components sourced from affected countries. This increase in costs may not be fully passed on to our customers, potentially reducing our profit margins.

2.Supply Chain Disruptions: We rely on a global supply chain, and the tariffs may cause disruptions in the availability of certain materials. This may lead to delays in production and increased lead times, which could affect our ability to meet customer demand.

3.Market Uncertainty: The ongoing trade tensions and the potential for retaliatory tariffs by other countries create an uncertain market environment. This uncertainty has led to reduced consumer confidence and lower demand for our products.

4.Mitigation Strategies: To address the foregoing risks, we are exploring various strategies to mitigate the impact of tariffs as well as the uncertainty and consequences of litigation related to the validity of certain tariffs. These strategies include seeking alternative suppliers, reclassifying goods to reduce tariff exposure where permissible, negotiating with suppliers and customers to manage the increased costs. However, there is no assurance that these strategies will be successful.

The recently imposed U.S. tariffs are the subject of ongoing litigation. In August 2025, the U.S. Court of Appeals for the Federal Circuit held that the President lacked authority under International Emergency Economic Powers Act ("IEEPA") to impose the challenged tariffs but stayed its ruling while the U.S. Supreme Court reviewed the issue.

In February 2026, the U.S. Supreme Court affirmed the decision of the Court of Appeals. Following the ruling, the Trump administration signed an executive order imposing a 10% “global tariff” and later indicated an intention to increase this“global tariff” to 15%, effective immediately, using presidential powers under certain U.S. trade laws. If implemented, these tariffs can remain in effect for up to 150 days, which may be extended by the U.S. Congress. The Trump Administration may continue to impose additional tariffs under other U.S. trade laws.

In addition, in light of the Supreme Court’s decision, there is also uncertainty about whether companies are entitled to refunds, the timing of those refunds and the contractual issues that include potential disputes over entitlement to refundable duties.

Given the dynamic and uncertain tariff policy environment, we are continuing to assess the impact of past and possible future tariffs and the consequences of the Supreme Court's decision. The impact on our business, financial condition, and results of operations may be material, but the future impact remains uncertain.

•The Company could be negatively impacted if Titan fails to maintain satisfactory labor relations.
Titan is party to collective bargaining agreements covering a portion of the Company's workforce. Titan is exposed to risks associated with disruptions to the Company’s operations if the Company is unable to reach a mutually agreeable domestic collective bargaining agreement, once the term of the existing agreement expires. The current domestic collective bargaining agreement was ratified in January 2025 and will expire in November 2028. If Titan is unable to maintain satisfactory labor relations with its employees covered by collective bargaining agreements, these employees could engage in strikes, or the Company may otherwise experience work slowdowns or be subject to other labor actions. Any such actions, and any other labor disputes with the Company’s employees domestically or internationally, could materially disrupt its operations. Future collective bargaining agreements may impose significant additional costs on Titan, which could adversely affect its financial condition and results of operations.

•Our success depends on our ability to recruit, retain and motivate talented employees representing diverse backgrounds, experiences and skill sets.
The market for highly skilled workers in our industry is extremely competitive. If we are less successful in our recruiting efforts, or if we cannot retain and motivate highly skilled workers and key leaders representing diverse backgrounds, experiences and skill sets, our business and financial performance may be adversely affected.

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
The Company had total aggregate net sales outside the United States of approximately $0.9 billion, $0.9 billion, and $1.0 billion for the years ended December 31, 2025, 2024, and 2023, respectively. Net sales outside the United States are a significant proportion of total net sales, accounting for 50%, 49% and 55% for the years ended December 31, 2025, 2024, and 2023, respectively. Net sales from these international operations are expected to continue to represent a similar portion of total net sales for the foreseeable future.

International Operations and Sales – International operations and sales are subject to a number of risks and restrictions, that are not generally applicable to Titan’s North American operations including, but not limited to, risks with respect to currency exchange rates, economic and political destabilization, other disruption of foreign markets, restrictive actions by foreign governments (such as restrictions on transfer of funds, export duties, and quotas and foreign customs) and local epidemics or pandemics.  Other risks include: changes in foreign laws regarding trade and investment; difficulties in establishing and maintaining relationships with respect to product distribution and support; nationalization; reforms of United States laws and policies affecting trade, restrictions on foreign investment, and restrictions on loans to foreign entities; and changes in foreign tax and other laws.  There may also be restrictions on the Company's ability to repatriate earnings and investments from international operations. There can be no assurance that one or a combination of these factors will not have a material adverse effect on the Company’s ability to increase or maintain its international sales and results of operations.

Foreign Suppliers – The Company purchases raw materials from foreign suppliers.  The production costs, profit margins, and competitive position of the Company are affected by the strength of the currencies in countries where Titan purchases goods and services, relative to the strength of the currencies in countries where the products are sold.  The Company’s results of operations, cash flows, and financial position may be affected by fluctuations in foreign currencies.

International
•The Company may be affected by unfair trade practices.
Titan faces intense competition from producers both in the United States and around the world, some of which may engage in unfair trade practices.  For example, in early January 2016, Titan, along with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Worker International Union, AFL-CIO, CLC of Pittsburgh, Pennsylvania, filed petitions with the U.S. Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") alleging that imported off-the-road tires from India and Sri Lanka and wheel and tire assemblies from China were being dumped and/or subsidized and were a cause of material injury to the domestic industry. As a result, antidumping ("AD") and countervailing duty ("CVD") orders were imposed on dumped and subsidized imports of off-the-road tires from India. Titan Tire Corporation has been participating in recent annual administrative reviews of the AD/CVD orders by the DOC and has appealed aspects of the final results of the 2021 CVD administrative review to the U.S. Court of International Trade. Unfair trade practices by international competitors may have a material adverse effect on Titan's business, financial condition and results of operations.

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

In August 2022, the “Inflation Reduction Act” (H.R. 5376) was signed into law in the United States. As part of the Inflation Reduction Act, the U.S. Congress enacted the corporate alternative minimum tax ("CAMT"). The Inflation Reduction Act or CAMT has not had a material impact on our financial results, including on our reported effective tax rate.

•The military conflict between Russia and Ukraine may adversely affect our business and financial statements.
In February 2022, in response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, imposed targeted economic sanctions on

Russia and certain Russian citizens and enterprises. The continuation of the conflict has triggered additional economic and other sanctions enacted by the United States and other countries throughout the world and these economic sanctions may result in an adverse effect on the Company's Russian operations. Furthermore, while we have policies, procedures and internal controls in place designed to ensure compliance with applicable sanctions and trade restrictions, and though the current effects from the Russia-Ukraine conflict have, thus far, not resulted in a material adverse impact to the Company’s financial condition or results of operations, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. We rely on our employees to adhere to the policies, procedures and internal controls we have established to maintain compliance with evolving sanctions and export controls. To that end, we have implemented training programs, both in person and online, to educate our employees on applicable sanctions and export controls laws. If we are held responsible for a violation of U.S. or other countries’ sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represented approximately 7% and 5% of consolidated total assets of Titan as of December 31, 2025 and 2024, respectively. The increase in asset percentage from 2024 to 2025 was primarily driven by foreign exchange rate fluctuations. The Russian operations represent approximately 4%, 5%, and 6% of consolidated total sales for the years ended December 31, 2025, 2024, and 2023, respectively. The military conflict between Russia and Ukraine has not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on its business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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
Governmental regulatory bodies in the United States and other countries have adopted, or are contemplating introducing regulatory changes in response to the potential impacts of climate change.  New laws and regulations regarding climate change may be designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy). Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. In addition, any failure to adequately address stakeholder expectations with respect to ESG matters may result in the loss of business, have adverse reputational impacts, dilute market valuations and create challenges in attracting and retaining customers and talented employees. The Company’s customers may also be affected by climate change regulations that may impact future purchases of the Company's products. The potential impacts of climate change and climate change regulations are highly uncertain at this time, and the Company cannot currently anticipate or predict any material adverse effect on its consolidated financial condition, results of operations, or cash flows as a result of climate change and climate change regulations.

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
The Company is subject to corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations of the SEC, the Public Company Accounting Oversight Board ("PCAOB"), and the New York Stock Exchange ("NYSE"). These laws, rules, and regulations continue to evolve and may become increasingly restrictive in the future. Failure to comply with these laws, rules, and regulations may have a material adverse effect on Titan’s reputation and financial condition, and the value of the Company’s securities.

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
In the ordinary course of business, the Company relies upon information technology systems, some of which are managed by third parties, to process, transmit, and store electronic information. Technology systems are used in a variety of business processes and activities, including purchasing, manufacturing, distribution, invoicing, and financial reporting. The Company utilizes security measures and business continuity plans to prevent, detect, and remediate damage from computer viruses, natural disasters, unauthorized access (whether through cybersecurity attacks or otherwise), utility failures, and other similar disruptions. Despite Titan's security measures and safeguards, a security breach or information technology system interruption or failure may disrupt and affect the Company's business, resulting in customer dissatisfaction and potential legal claims and may adversely affect Titan’s results of operations and financial conditions. There can be no assurance that any such security measures or plans will be sufficient to mitigate all potential risks to Titan's systems, networks, and information. Further a significant theft, loss, or fraudulent use of customer or employee information could adversely impact the Company's reputation and could result in unauthorized release of confidential or otherwise protected information, significant costs, fines, and litigation, including with respect to enhanced cybersecurity protection and remediation costs. The Company is currently undergoing upgrades and improvements to its core enterprise resource planning systems which are ‘cloud based’. Despite security measures, these systems are vulnerable to disruption of service and security breaches as mentioned above. Further, investment in ‘cloud based’ systems may have an adverse impact on short-term results of operations and financial condition.

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

In July 2018 and March 2022, the three-year cumulative rate of inflation for consumer prices and wholesale prices reached a level in excess of 100% for Argentina and Turkey, respectively. As a result, in accordance with Accounting Standards Codification ("ASC") Topic 830 Foreign Currency Matters, Argentina and Turkey were considered hyperinflationary economies and the Company adopted the impacts of this standard for the years ended December 31, 2025 and 2024. See Note 1 to our consolidated financial statements for further discussion.

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
Our results of operations are materially affected by economic conditions globally, regionally and in the particular industries we serve. The demand for our products tends to be cyclical and can be significantly reduced in periods of economic weakness characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, high real interest rates, lower credit activity or tighter credit conditions, high inflation, higher unemployment and lower consumer spending. Certain aspects of our business that are heavily consumer driven and dependent on discretionary spending may be impacted on an even broader scale by some of these economic conditions. Also, our current and future operating costs of labor, raw materials and logistics may be impacted by higher inflation and higher interest rates. Economic conditions vary across regions and countries, and demand for our products generally increases in those regions and countries experiencing economic growth and investment. Slower economic growth or a change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

The Company subscribes to a defense in depth strategy when it comes to cybersecurity and has processes in place to assist in the assessment, identification, and management of material risks from threats. Our cybersecurity strategy is largely guided by key principles and frameworks from the National Institute of Standards and Technology (NIST). The Company maintains technical and organizational safeguards, including employee training, incident response capability reviews, cybersecurity insurance and business continuity mechanisms for the protection of the Company’s assets. From time to time, the Company’s processes are audited and validated by internal and external experts. Semi-annually, the Company performs a risk mitigation assessment to assess and determine specific cybersecurity risks prevalent within its global information technology infrastructure and how those risks are mitigated. Further, through the use of an independent third-party service provider, the Company performs external penetration testing as well as internal network vulnerability testing to assess and identify gaps and vulnerabilities within the Company's global information systems.

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

There have been no recent incidents of cybersecurity breaches within the Company’s information systems in the past three fiscal years. For additional information regarding risks related to possible future cybersecurity incidents, refer to “The Company may be adversely affected by a disruption in, or failure of, information technology systems” within “Item 1A – Risk Factors” in Part I of this Form 10-K.

ITEM 2 – PROPERTIES

The Company’s properties with total square footage above one million, all of which are owned by the Company, are detailed by the location, size, and focus of each facility as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Use	Segment
Sao Paulo, Brazil	2,917	Manufacturing, distribution	All segments
Union City, Tennessee	2,212	Manufacturing, distribution	All segments
Volzhsky, Russia	2,183	Manufacturing, distribution	All segments
Des Moines, Iowa	1,930	Manufacturing, distribution	All segments
Quincy, Illinois	1,205	Manufacturing, distribution	All segments
Freeport, Illinois	1,202	Manufacturing, distribution	All segments
Meizhou, China	1,033	Manufacturing, distribution	All segments

The Company’s total properties by continent are detailed by the location, size, and focus as provided in the table below (amounts in thousands):

	Approximate square footage
Location	Owned	Leased	Use	Segment
North America	7,463	3,372	Manufacturing, distribution	All segments
Europe / CIS	4,052	115	Manufacturing, distribution	All segments
Latin America	2,970	289	Manufacturing, distribution	All segments
Asia and other regions	1,348	250	Manufacturing, distribution	All segments
Total	15,833	4,026

The Company considers each of its facilities to be in good condition and adequate for present use.  Management believes that the Company has sufficient capacity to meet current market demand with its active facilities.

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

Paul G. Reitz, 53, joined the Company in July 2010 as Chief Financial Officer. Mr. Reitz was appointed President in February 2014. Since December 2016, Mr. Reitz has served as President and Chief Executive Officer.

David A. Martin, age 58, who formerly served as the Company’s Chief Financial Officer from June 2018 until December 2025, was appointed to the position of Senior Vice President and Chief Transformation Officer in December 2025. Mr. Martin leads enterprise-wide transformation initiatives focused on strategic alignment, operational agility, and long-term value creation. He oversees the critical alignment of information technology, including acceleration of AI adoption, along with human capital, and risk management functions and initiatives.

Tony C. Eheli, age 48, who formerly served as the Company’s Vice President and Chief Accounting Officer from March 2021 until December 2025, was appointed to Senior Vice President and Chief Financial Officer in December 2025. Mr. Eheli previously had responsibility for Titan’s global financial reporting, audit oversight, and operational controls, as well as leadership of the North American operational finance organization. Prior to joining Titan, Mr. Eheli served in several finance leadership roles at Danaher Corporation, from 2011 to 2021, and prior to that in roles of increasing responsibility at PricewaterhouseCoopers LLP, a public accounting firm (“PwC”).

James M. Pach, age 45, who formerly the Company’s Corporate Controller from March 2020 to December 2025, was appointed to Vice President and Chief Accounting Officer in December 2025. Mr. Pach brings expertise in financial compliance, reporting, and internal controls, and has played a key role in supporting Titan’s global finance operations for the last six years. Prior to joining Titan, Mr. Pach worked in senior accounting roles at various public companies, and in roles of increasing responsibility at PwC.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol TWI.  As of February 18, 2026, there were approximately 227 holders of record of Titan common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our Common Stock is held in “street name” by brokers and banks.

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

PERFORMANCE COMPARISON GRAPH
The performance graph below compares cumulative total return on the Company’s common stock over the past five years against the cumulative total return of the Standard & Poor’s 600 Agricultural & Farm Machinery Index, and against the Standard & Poor’s 500 Stock Index.  The graph depicts the value on December 31, 2025, of a $100 investment made on December 31, 2020, in Company common stock and each of the other two indices, with all dividends reinvested.  The stock price performance reflected below is based on historical results and is not necessarily indicative of future stock price performance.

The performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Titan under the Securities Act of 1933, as amended, or the Exchange Act.

	Fiscal Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Titan International, Inc.	$100.00	$225.51	$315.23	$306.17	$139.71	$161.11
S&P 500 Index	100.00	126.89	102.22	126.99	156.59	182.25
S&P 600 Agricultural & Farm Machinery Index	100.00	134.41	155.01	141.84	116.48	111.76

Issuer Purchases of Equity Securities

Titan did not effect any repurchases of its equity securities during the three months ended December 31, 2025.

On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million for the repurchase of the Company’s Common Stock. This authorization took effect immediately and remained in place through December 16, 2025.

As of December 31, 2025, the share repurchase program has ended and there are no authorized amounts available for future share repurchases under this program.

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

Acquisition of Carlstar Group (now also known as "Titan Specialty")
On February 29, 2024, the Company acquired 100% of the equity interests of Carlstar, now also known as Titan Specialty. The results of Titan Specialty's operations have been included in our consolidated financial statements since February 29, 2024. Total acquisition-related costs related to the Titan Specialty acquisition for the year ended December 31, 2024 were $6.2 million.

The purchase consideration for the Titan Specialty acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed as of February 29, 2024. For further information, refer to Note 2 to our consolidated financial statements.

BUSINESS
For a description of the Company’s business and segments see "Item 1. Business" in Part I of this Form 10-K.

MARKET CONDITIONS AND OUTLOOK

AGRICULTURAL MARKET OUTLOOK
The agricultural market is affected by related commodity prices and farmer income, among other variables. The customer demand in the agricultural markets in North America and Europe are currently experiencing a mix of customer demand levels driven by favorable customer order patterns in small agricultural products as compared to a significant slowdown in customer demand for large agricultural products. The mix in demand levels has been and continues to be further exacerbated by the dynamic and uncertain tariff policy environment, including the imposition of tariffs by the United States and other countries throughout the world, and responses thereto, including litigation, which has created uncertainty in the global markets including impact on farmer sentiment. Amid the evolving global tariff situation, Titan is in a uniquely advantaged position among its competitors, having manufacturing capabilities that are strategically located in the key markets we serve. In addition, some mid to long term global market trends anticipate population growth, a shift in consumer preference toward higher protein diets, and the pressures to replace an aging large equipment fleet in favor of newer and higher productivity technology. The Company expects that the underlying market trends mentioned above will provide future support for the mid to long-term demand for the Company's products. However, many variables, including weather, volatility in the price of commodities, the demand for used equipment, export markets, foreign currency exchange rates, interest rates, government policies, subsidies, and uncertainty surrounding the dynamic and uncertain tariff policy environment including tariffs imposed by the United States and reciprocated by other countries, can greatly affect the Company's performance in the agricultural market in a given period.

EARTHMOVING/CONSTRUCTION MARKET OUTLOOK
The earthmoving/construction segment is affected by many variables, including commodity prices, uncertainty surrounding the imposition of tariffs as mentioned above, road construction, infrastructure, government appropriations, housing starts, and other macroeconomic drivers. The construction market is primarily driven by country-specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing an improvement in OEM demand due to stronger mining capital budgets and forecasted GDP growth in many of the countries in which Titan's earthmoving/construction products are sold. The mining industry continued to experience growth given the increased demand in natural resources industries. Mineral commodity prices are at relatively high levels, which should also support the forecasted mid- to long-term growth. However, as noted above, numerous variables can affect the Company's sales of earthmoving/construction products in any given period.

CONSUMER MARKET OUTLOOK
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under several leading brands, including Carlstar, ITP and Marastar brands within powersports, outdoor power equipment and high-speed trailers. The consumer market also includes light truck tires sold into Latin America and other specialty products, including custom mixing of rubber stock, and train brakes. Certain aspects of the consumer market are presently experiencing a slowdown, particularly in the Americas. The consumer segment pace of growth can vary from period to period and is affected by many macroeconomic variables including but not limited to inflationary impacts, consumer spending, interest rates, government policies, and uncertainty surrounding tariffs, as mentioned above. As previously stated, we believe that our ownership of manufacturing capabilities and partnerships with suppliers that are strategically located puts us in a uniquely advantaged position to allow us to respond to some of the challenges presented by the current tariff situation.

SUMMARY OF RESULTS OF OPERATIONS

The following table sets forth the Company’s statement of operations expressed as a percentage of net sales for the periods indicated.  This table and subsequent discussions should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this annual report.

	As a Percentage of Net Sales Year Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	86.1	86.0
Gross profit	13.9	14.0
Selling, general and administrative expenses	11.2	10.5
Acquisition related expenses	—	0.3
Research and development	1.0	0.9
Royalty expense	0.6	0.5
Income from operations	1.1	1.8
Interest expense	(2.1)	(2.1)
Interest income	0.6	0.6
Foreign exchange loss	(0.3)	(0.3)
Other income	0.1	0.4
(Loss) income before income taxes	(0.6)	0.4
Income tax provision	2.7	0.6
Net loss	(3.3)%	(0.2)%
Net income attributable to noncontrolling interests	0.2	0.1
Net loss attributable to Titan	(3.5)%	(0.3)%

In addition, the following table sets forth components of the Company’s net sales classified by segment:

(amounts in thousands)	2025	2024	2023
Agricultural	$740,937	$788,580	$980,537
Earthmoving/construction	581,744	583,391	687,758
Consumer	505,762	473,966	153,505
Total	$1,828,443	$1,845,937	$1,821,800

FISCAL YEAR ENDED DECEMBER 31, 2025, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2024

RESULTS OF OPERATIONS

Highlights for the year ended December 31, 2025, compared to 2024 (amounts in thousands):

	2025	2024	% Increase (Decrease)
Net sales	$1,828,443	$1,845,937	(0.9)%
Cost of sales	1,574,983	1,588,135	(0.8)%
Gross profit	253,460	257,802	(1.7)%
Gross profit %	13.9%	14.0%	(0.7)%
Selling, general and administrative expenses	203,271	191,794	6.0%
Acquisition related expenses	—	6,196	(100.0)%
Research and development expenses	18,321	16,520	10.9%
Royalty expense	11,106	10,108	9.9%
Income from operations	$20,762	$33,184	(37.4)%

Net Sales
Net sales for the year ended December 31, 2025 were $1.83 billion, compared to $1.85 billion for the year ended December 31, 2024. The net sales change was primarily attributable to lower sales volume in the agricultural and earthmoving/construction segments, particularly in North America and Europe, reflecting softer end‑market demand. This decrease was partially offset by favorable pricing driven by higher input costs and an improved product mix, as well as higher volume resulting from the inclusion of two additional months of sales from the Titan Specialty business, acquired in February 2024.

Cost of Sales and Gross Profit
Cost of sales was $1.57 billion for the year ended December 31, 2025, compared to $1.59 billion for 2024. The factors that drove the change in cost of sales was consistent with the factors for the change in net sales. Gross profit for 2025 was $253.5 million, or 13.9% of net sales, compared to $257.8 million, or 14.0% of net sales, for 2024. The changes in gross profit and margin were due to lower fixed cost leverage resulting from reduced volumes, as well as inflationary pressures on raw materials and other input costs.

Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2025, were $203.3 million, or 11.2% of net sales, up 6.0%, compared to $191.8 million, or 10.5% of net sales, for 2024.  The increase was primarily attributable to the inclusion of two additional months of SG&A expenses associated with the Titan Specialty business, which was acquired in February 2024. These additional costs included expenses associated with managing distribution centers and higher depreciation and amortization arising from the acquisition.

Acquisition-Related Expenses
Acquisition-related expenses for the year ended December 31, 2025 and 2024 was $0.0 million and $6.2 million, respectively, reflecting one-time transaction costs for Titan Specialty.

Research and Development Expenses
Research and development (R&D) expenses for the year ended December 31, 2025, were $18.3 million, or 1.0% of net sales, compared to $16.5 million, or 0.9% of net sales, for 2024. R&D spending reflects initiatives to improve product designs and an ongoing focus on innovation and quality.

Royalty Expense
The Company has trademark license agreements with Goodyear to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. Royalty expenses for the year ended December 31, 2025 were $11.1 million compared to $10.1 million for 2024.

Income from Operations
Income from operations for the year ended December 31, 2025 was $20.8 million, or 1.1% of net sales, compared to income of $33.2 million, or 1.8% of net sales, for 2024.  The change in income was primarily due to lower gross profit and the cumulative impact of the items discussed above.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense for 2025 and 2024 was $38.7 million and $36.4 million, respectively. The increase in interest expense was largely attributable to higher debt levels associated with borrowings under our credit facility used to fund the Titan Specialty acquisition in February 2024 and the repurchase of $57.6 million of Titan's common stock from entities affiliated with MHR Fund Management LLC in October 2024 (the "MHR Repurchase").

Interest Income
Interest income was $10.7 million and $11.0 million for the year ended December 31, 2025 and 2024, respectively. Interest income remained consistent with the prior year.

Foreign Exchange Loss
Foreign exchange loss was $5.0 million for the year ended December 31, 2025, compared to a loss of $6.1 million for the year ended December 31, 2024. The change in foreign exchange loss was primarily attributable to the fluctuations in exchange rates in certain geographies in which we conduct business.

Other Income
Other income was $1.0 million for the year ended December 31, 2025, compared to other income of $6.6 million for 2024, an decrease of $5.6 million. This change was primarily attributable to a $2.9 million loss in 2025 related to the write-off of assets that were associated with the reimbursement of premiums paid under certain life insurance policies held for certain owners of a previously acquired business. The write-off was based on the Company’s re-assessment that it will likely not be able to recover the premium’s previously paid. The year‑over‑year change was also due to a $1.9 million gain recognized in 2024 from a property insurance settlement related to repairs at a facility in Italy.

Provision for Income Taxes
The Company recorded income tax expense of $49.9 million and $11.9 million for the years ended December 31, 2025 and 2024, respectively. The Company's effective tax rate was (441.6)% in 2025 and 159.0% in 2024. The change in the Company's effective tax rate is primarily due to the additional valuation allowances established domestically and in Luxembourg.

The Company’s 2025 and 2024 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of valuation allowances domestically and in Luxembourg for 2025. For 2024 the difference was primarily from foreign income tax rate differential on the mix of earnings and certain non-deductible transaction costs related to the Company’s acquisition of The Carlstar Group, LLC.

Net Loss and Loss per Share
Net loss for the year ended December 31, 2025, was $61.2 million, compared to net loss of $3.6 million for 2024. Basic loss per share was $1.00 for the year ended December 31, 2025, compared to basic loss per share of $0.08 for 2024. Diluted loss per share was $1.00 for the year ended December 31, 2025, compared to diluted loss per share of $0.08 for 2024. The changes in net loss and loss per share were primarily driven by the factors discussed above.

SEGMENT INFORMATION

Segment Summary (Amounts in thousands)

2025	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$740,937	$581,744	$505,762	$—	$1,828,443
Gross profit	92,723	60,572	100,165	—	253,460
Profit margin	12.5%	10.4%	19.8%	—%	13.9%
Income (loss) from operations	27,480	3,054	19,106	(28,878)	20,762
2024
Net sales	$788,580	$583,391	$473,966	$—	$1,845,937
Gross profit	103,988	62,824	90,990	—	257,802
Profit margin	13.2%	10.8%	19.2%	—%	14.0%
Income (loss) from operations	39,780	7,009	20,477	(34,082)	33,184

Agricultural Segment Results
Agricultural segment results were as follows:

(Amounts in thousands)	2025	2024	% Decrease
Net sales	$740,937	$788,580	(6.0)%
Gross profit	92,723	103,988	(10.8)%
Profit margin	12.5%	13.2%	(5.3)%
Income from operations	27,480	39,780	(30.9)%

Net sales in the agricultural segment were $740.9 million for the year ended December 31, 2025, compared to $788.6 million for 2024. The net sales change was primarily due to lower sales volumes in North America and Europe, driven by reduced demand for agricultural equipment. This was influenced by lower farmer income, higher financing costs, and inventory reduction initiatives by OEM customers. Additionally, foreign currency translation negatively impacted net sales by approximately 1.0%, primarily due to the depreciation of the Brazilian real and Turkish lira compared to the U.S. dollar. These impacts were partially offset by favorable pricing associated with pass through of increased input costs and product mix.

Gross profit in the agricultural segment was $92.7 million, or 12.5% of net sales, for 2025, compared to $104.0 million, or 13.2% of net sales, for 2024. The change in gross profit was primarily attributable to lower sales volume and reduced fixed cost leverage.

Income from operations in the agricultural segment was $27.5 million for the year ended December 31, 2025, compared to $39.8 million for 2024. The overall change in income from operations was primarily a result of lower gross profit stemming from reduced net sales volume.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results were as follows:

(Amounts in thousands)	2025	2024	% Decrease
Net sales	$581,744	$583,391	(0.3)%
Gross profit	60,572	62,824	(3.6)%
Profit margin	10.4%	10.8%	(3.7)%
Income from operations	3,054	7,009	(56.4)%

The Company's earthmoving/construction segment net sales were $581.7 million for the year ended December 31, 2025, compared to $583.4 million for the year ended December 31, 2024. The change in net sales was primarily attributable to reduced sales volume due to softer demand in North America and with respect to our undercarriage business. The decrease was partially offset by a 1.2% favorable foreign currency translation impact, driven mainly by the strengthening of the euro compared to the U.S. dollar, as well as positive price and product mix.

Gross profit in the earthmoving/construction segment was $60.6 million, or 10.4% of net sales, for the year ended December 31, 2025, compared to $62.8 million, or 10.8% of net sales, for the year ended December 31, 2024. Gross profit and margin changes were mainly due to inflationary pressures on raw materials and other input costs and lower sales volume resulting in reduced fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $3.1 million for the year ended December 31, 2025, as compared to income of $7.0 million for 2024. The change was attributable to lower gross profit as well as higher SG&A expenses in our undercarriage business and in the Latin America region, primarily due to general inflationary cost impacts, including higher personnel-related costs.

Consumer Segment Results
Consumer segment results were as follows:

(Amounts in thousands)	2025	2024	% Increase (Decrease)
Net sales	$505,762	$473,966	6.7%
Gross profit	100,165	90,990	10.1%
Profit margin	19.8%	19.2%	3.1%
Income from operations	19,106	20,477	(6.7)%

Consumer segment's net sales were $505.8 million for the year ended December 31, 2025, compared to $474.0 million for 2024. The increase was primarily driven by the inclusion of two additional months of sales from the Titan Specialty acquisition, as well as favorable pricing and product mix influenced by higher input costs and the impact of tariffs in the Titan Specialty business. The increase was partially offset by lower volume in the Americas region outside of the Titan Specialty businesses during 2025 due to continued market softness.

Gross profit from the consumer segment was $100.2 million for 2025, or 19.8% of net sales, compared to $91.0 million, or 19.2% of net sales, for 2024. The increase in gross profit was primarily driven by the additional two months of results from the Titan Specialty acquisition. Margin expansion was attributable to Titan Specialty’s strong aftermarket business, which carries higher margins.

Consumer segment's income from operations was $19.1 million for the year ended December 31, 2025, compared to $20.5 million for 2024. The decrease was primarily due to higher SG&A expenses, reflecting the inclusion of two additional months of operating costs associated with the Titan Specialty business, which was acquired in February 2024.

Corporate & Unallocated Expenses
Income from operations on a segment basis does not include corporate expenses of approximately $28.9 million and $34.1 million for the year ended December 31, 2025 and 2024, respectively. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The year-over-year decline was mainly due to $6.2 million in transaction-related costs incurred in the first quarter of 2024 in connection with the Titan Specialty acquisition, which did not recur in 2025.

FISCAL YEAR ENDED DECEMBER 31, 2024, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2023

The comparison of the 2024 results to 2023 has been omitted from this Form 10-K and can be found in the Company's Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 27, 2025 under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of December 31, 2025, the Company reported $202.9 million of cash and cash equivalents, an increase of $6.9 million from December 31, 2024, due to the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Year ended December 31,
	2025	2024	Change
Net loss	$(61,189)	$(3,590)	$(57,599)
Depreciation and amortization	67,111	60,704	6,407
Deferred income tax provision (benefit)	30,989	(6,358)	37,347
Gain from property insurance settlement	—	(3,537)	3,537
Accounts receivable	(3,975)	73,825	(77,800)
Inventories	(7,121)	51,481	(58,602)
Prepaid and other current assets	(1,400)	12,106	(13,506)
Accounts payable	11,303	(29,169)	40,472
Other current liabilities	(9,389)	(15,290)	5,901
Other liabilities	2,724	998	1,726
Other operating activities	976	317	659
Net cash provided by operating activities	$30,029	$141,487	$(111,458)

In 2025, cash flows provided by operating activities was $30.0 million. This result was primarily attributable to our net loss described above, offset by non-cash items, including depreciation and amortization expenses of $67.1 million and a deferred income tax provision of $31.0 million. These items were partially offset by an increase in working capital. The rise in accounts receivable was largely attributable to higher sales, as fourth quarter 2025 sales increased by $26.9 million compared to the fourth quarter of 2024. In line with higher sales activity in the fourth quarter of 2025, accounts payable also increased at year end 2025 relative to year end 2024. Inventory levels rose as well, reflecting proactive inventory management to support expect higher customer demand in the first quarter of 2026.

When comparing the year ended December 31, 2025, to 2024, operating cash flows decreased by $111.5 million, primarily due to significant one-time cash inflows in 2024 related to enhanced working capital management and working capital acquired from the Titan Specialty acquisition, which did not repeat in 2025. Key drivers of the cash flow changes from working capital included a $77.8 million decrease in cash inflows from the change in accounts receivable and a $58.6 million decrease in cash inflows from the change in inventory, partially offset by a $40.5 million decrease in cash outflows from the change in accounts payable.

Summary of the components of cash conversion cycle:

	December 31,	December 31,
	2025	2024
Days sales outstanding	53	51
Days inventory outstanding	124	123
Days payable outstanding	(66)	(62)
Cash conversion cycle	111	112

The cash conversion cycle decreased by 1 day in 2025. This improvement was primarily driven by higher accounts payable balances at year-end 2025, which contributed to increased days payable outstanding and a shorter overall cash conversion cycle duration.

Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Year ended December 31,
	2025	2024	Change
Capital expenditures	$(54,620)	$(65,624)	$11,004
Business acquisitions, net of cash acquired	—	(143,643)	143,643
Proceeds from sale of investments	—	1,791	(1,791)
Proceeds from property insurance settlement	—	3,537	(3,537)
Investments in nonconsolidated affiliates	(5,675)	—	(5,675)
Other investing activities	649	2,341	(1,692)
Cash used for investing activities	$(59,646)	$(201,598)	$141,952

Net cash used for investing activities was $59.6 million in 2025, compared to $201.6 million in 2024. The year-over-year change was primarily due to the acquisition of Titan Specialty in February 2024, which included $143.6 million of cash consideration and did not recur in 2025.

Capital expenditures totaled $54.6 million in 2025, compared to $65.6 million in 2024. These expenditures supported the replacement and enhancement of plant and equipment, including the acquisition of new tools, dies, and molds for new product development initiatives. The reduction in capital expenditures in 2025 reflected Titan's efforts to optimize cash management in response to lower product demand in the marketplace. In addition, the Company invested $5.7 million in nonconsolidated affiliates during 2025, including a $4.0 million cash investment to acquire a 20% ownership interest in Rodaros Industria de Rodas Ltda, our Brazilian affiliate.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Year ended December 31,
	2025	2024	Change
Proceeds from borrowings	$116,955	$213,199	$(96,244)
Payment on debt	(99,516)	(70,291)	(29,225)
Payment of debt issuance costs	—	(3,115)	3,115
Repurchase of common stock	—	(16,383)	16,383
Repurchase of common stock from related party	—	(57,636)	57,636
Other financing activities	6	(1,223)	1,229
Cash provided by financing activities	$17,445	$64,551	$(47,106)

In 2025, net cash provided by financing activities was $17.4 million. This inflow was primarily driven by $117.0 million in borrowings to support increased working capital requirements, partially offset by $99.5 million in debt repayments.

In 2024, cash used for financing activities was $64.6 million, primarily driven by borrowings totaling $213.2 million, which included $147.0 million to finance the Titan Specialty acquisition in February 2024 and $45.0 million to fund the $57.6 million repurchase of the Company’s common stock from the MHR Funds, a related party, in October 2024. These borrowings were partially offset by $70.3 million in debt repayments, open‑market common stock repurchases of $16.4 million, and the MHR Repurchase of $57.6 million.

Additionally, Titan issued common stock valued at $168.7 million in 2024 in connection with the Titan Specialty acquisition. This non‑cash transaction was reflected in “Non cash financing activity” in our consolidated statements of cash flows.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or capitalize on business opportunities, including those relating to future acquisitions. The Company was in compliance with these debt covenants at December 31, 2025.

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

Summarized Balance Sheets:

(Amounts in thousands)
December 31, 2025
Assets
Current assets	$59,860
Property, plant, and equipment, net	89,096
Intercompany accounts receivable from non-guarantor subsidiaries, net	680,039
Other long-term assets	71,839
Liabilities
Current liabilities	77,406
Long-term debt	554,029
Other long-term liabilities	2,922

Summarized Statement of Operations:

(Amounts in thousands)	Year ended
December 31, 2025
Net sales	$468,479
Gross profit	35,395
Loss from operations	(34,913)
Net loss	(80,799)

LIQUIDITY OUTLOOK
The Company does not anticipate significant liquidity constraints during the foreseeable future. At December 31, 2025, the Company had $202.9 million of cash and cash equivalents. This amount included $181.4 million held in foreign countries.

As of December 31, 2025, there were $156.0 million of borrowings outstanding under the Company's $225.0 million credit facility. Titan's availability under this credit facility may be less than $225 million as of any particular date, as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's total amount available for borrowing under the credit facility at December 31, 2025 totaled $197.9 million. With outstanding letters of credit totaling $5.9 million and $156.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility at December 31, 2025 totaled $36.1 million.

Capital expenditures for 2026 are forecasted to be between approximately $50 million and $55 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to be between approximately $36 million and $40 million in 2026, based on the Company's year-end 2025 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $28 million (paid in April and October) for the 7.00% senior secured notes, and between $8 million and $12 million of payments on credit facilities, which are variable dependent upon on the prevailing rates and outstanding debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures for the foreseeable future. Potential divestitures and unencumbered assets also could be a possible means to provide for future liquidity needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies are described in Note 1 to our consolidated financial statements. Preparation of financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of technical accounting rules and guidance, as well as the use of estimates.  The Company’s application of such rules and guidance involves assumptions that require difficult subjective judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures.  A future change in the estimates, assumptions, or judgments applied in determining the following matters, among others, could have a material impact on future financial statements and disclosures.

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

Retirement Benefit Obligations
Pension benefit obligations are based on various assumptions used by third-party actuaries in calculating these amounts.  These assumptions include discount rates, expected return on plan assets, mortality rates, and other factors.  Revisions in assumptions and actual results that differ from the assumptions can affect future expenses, cash funding requirements, and obligations.  The Company has three frozen defined benefit pension plans in the United States and pension plans in several foreign countries.  For more information concerning these obligations, see Note 20 to our consolidated financial statements.

The effect of hypothetical changes to selected assumptions on the Company’s frozen pension benefit obligations would be as follows (amounts in thousands):

		December 31, 2025		2026
Assumptions	Percentage Change	Increase (Decrease) PBO (a)	Increase (Decrease) Equity	Increase (Decrease) Expense
Pension
Discount rate	+/-5	$(2,606)/$2,490	$2,215/$(2,078)	$194/$(206)
Expected return on assets	+/-5			$(414)/$414
(a)Projected benefit obligation (PBO) for pension plans.

MARKET RISK

Foreign Currency Risk
The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of the Company's various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange derivative contracts to mitigate the currency risk. The Company is exposed to fluctuations in the Brazilian real, British pound, European Union Euro, Chinese yuan, Russian ruble, Argentinian pesos, Turkish Lira and other global currencies. A hypothetical adverse change of 10% in foreign currency exchange rates would have reduced foreign currency-denominated net assets and stockholders' equity by approximately $13.0 million at December 31, 2025.

Commodity Price Risk
The Company does not generally enter into long-term commodity pricing contracts to hedge its exposures to commodity market price fluctuations.  From time to time in the past, the Company has entered into derivative commodity instruments to hedge the exposure to fluctuations in steel prices in North America. The Company is exposed to price fluctuations of its key commodities, which consist primarily of steel, natural rubber, synthetic rubber, and carbon black. The Company attempts to pass on certain material price increases and decreases to its customers, depending on market conditions. Certain customers have mechanisms in long-term contracts which provide for periodic pricing adjustments based on relative commodity and other market indices, which protect the Company from cost volatility.

Interest Rate Risk
The Company is exposed to interest rate risk on its variable debt. The Company has a $225 million credit facility that has a variable interest rate.  As of December 31, 2025, the net amount available under the credit facility was $36.1 million.  If the credit facility were fully drawn to available funds, a change in the interest rate of 100 basis points, or 1%, would have changed the Company’s interest expense by approximately $2.3 million.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of BDO USA, P.C. and Grant Thornton LLP, our consolidated financial statements and accompanying notes to consolidated financial statements, and the financial statement schedules that are filed as part of this report, are listed in Part IV, Item 15, “Exhibits and Financial Statement Schedules” in this report and are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9– CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Titan management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the "Internal Control-Integrated Framework (2013)." Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in its report included herein.

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

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Fourth Quarter

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Information required by this item regarding the Company’s directors is incorporated herein by reference to the Company’s 2026 Proxy Statement under the captions “Proposal #1 - Election of Directors,” “Committees of the Board of Directors; Meetings” and “Corporate Governance.”

The information with respect to Section 16(a) reporting compliance required to be included in this Item 10 will be included in our 2026 Proxy Statement and is incorporated in this Item 10 by reference.

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

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated herein by reference to the Company’s 2026 Proxy Statement under the caption “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Pay Versus Performance,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation of Directors.”

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership is incorporated herein by reference to the Company’s 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item regarding relationships and related party transactions is incorporated herein by reference to the Company’s 2026 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance”.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item regarding audit fees and services is incorporated by reference herein to the Company’s 2026 Proxy Statement under the caption “Audit and Other Fees.”

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

TITAN INTERNATIONAL, INC.
Exhibit Index

Exhibit No.	DESCRIPTION
3.1 (a)	Titan International, Inc. Amended and Restated Certificate of Incorporation
3.2 (a)	Bylaws of the Company
4.1 (r)	Description of Securities of the Registrant
4.2 (b)	Indenture, dated as of April 22, 2021, among Titan, the Guarantors named therein, the Trustee and the Collateral Trustee
4.3 (b)
Registration Rights Agreement, dated as of April 22, 2021, among, Titan, the Guarantors named therein, and Goldman Sachs & Co. LLC, as representative of the initial purchasers of the Senior Secured Notes due 2028

4.4 (j)	Stockholders Agreement dated February 29, 2024 by and among Titan International, Inc., Carlstar Intermediate Holdings I, LLC, AIPCF V Feeder CTP Tire, LLC and AIPCF V Feeder C (Cayman), LP.
10.1 (c) +	Equity Incentive Plan
10.2 (d) +	Paul G. Reitz Employment Agreement
10.3 (e) +	Paul G. Reitz Employment Agreement Amendment
10.4 (f) +	David A. Martin Employment Agreement
10.5 (g)**	Trademark License Agreement with The Goodyear Tire & Rubber Company
10.6 (h)***	Global Long-Term Agreement dated November 1, 2024 between Titan International, Inc. and Deere & Company.
10.7 (i)
Stock Repurchase Agreement dated as of October 18, 2024 by and among Titan International, Inc., MHR Capital Partners Master Account LP, MHR Capital Partners (100) LP, and MHR Institutional Partners III L.P.

10.8 (k)
Membership Interest Purchase Agreement dated February 29, 2024 by and among Titan International, Inc., Titan Tire Holdings, Inc., Carlstar Intermediate Holdings I, LLC, The Carlstar Group, LLC, AIPCF V Feeder C (Cayman), LP and AIPCF V Feeder CTP Tire, LLC.

10.9 (l) +	Director Indemnification Agreement dated February 29, 2024 by and between Titan International, Inc. and Kim Marvin.
10.10 (m)	Credit and Security Agreement dated February 29, 2024 by and among Titan International, Inc., the other borrowers and guarantors party thereto, and Bank of America, N.A., as Agent.
10.11 (n)	Executive Leadership Transitions Including New Role of Chief Transformation Officer to Accelerate Strategic Objectives
16 (o)	Letter dated March 19, 2024 from Grant Thornton LLP
19 (p)	Insider Trading Policy of the Registrant
21*	Subsidiaries of the Registrant
22*	List of Subsidiary Guarantors
23.1*	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.
23.2*	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97 (q)	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(c)Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on April 30, 2021.
(d)Incorporated by reference to exhibit 10.1 contained in the Company's Current Report on Form 8-K filed on December 23, 2015 (No. 1-12936).
(e)Incorporated by reference to exhibit 10.3 contained in the Company's Current Report on Form 8-K filed on December 9, 2016 (No. 1-12936).
(f)Incorporated by reference to exhibit 10 contained in the Company's Current Report on Form 8-K filed on June 15, 2018 (No. 1-12936).
(g)Incorporated by reference to exhibit 10.1 contained in the Company's Form 10-Q for the quarterly period ended March 31, 2016 (No. 1-12936).
(h)Incorporated by reference to exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed on January 22, 2025 (No. 1-12936).
(i)Incorporated by reference to exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed on October 21, 2024 (No. 1-12936).
(j)Incorporated by reference to exhibit 10.2 contained in the Company’s Current Report on Form 8-K filed on February 29, 2024 (No. 1-12936) with respect to the Carlstar Acquisition and the Credit Agreement.
(k)Incorporated by reference to exhibit 10.1 contained in the Company’s Current Report on Form 8-K filed on February 29, 2024 (No. 1-12936) with respect to the Carlstar Acquisition and the Credit Agreement.
(l)Incorporated by reference to exhibit 10.3 contained in the Company’s Current Report on Form 8-K filed on February 29, 2024 (No. 1-12936) with respect to the Carlstar Acquisition and the Credit Agreement.
(m)Incorporated by reference to exhibit 10.4 contained in the Company’s Current Report on Form 8-K filed on February 29, 2024 (No. 1-12936) with respect to the Carlstar Acquisition and the Credit Agreement.
(n)Incorporated by reference to exhibit 99 contained in the Company’s Current Report on Form 8-K filed on December 8, 2025 (No. 1-12936).
(o)Incorporated by reference to exhibit 16.1 contained in the Company’s Current Report on Form 8-K filed on March 14, 2024 (No. 1-12936).
(p)Incorporated by reference to exhibit 19 contained in the Company’s Annual Report on Form 10-K filed on February 27, 2025 (No. 1-12936).
(q)Incorporated by reference to exhibit 97 contained in the Company’s Annual Report on Form 10-K filed on February 29, 2024 (No. 1-12936).
(r)Incorporated by reference to exhibit 4.1 contained in the Company’s Annual Report on Form 10-K filed on February 27, 2025 (No. 1-12936).

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	February 25, 2026	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2026.

Signatures	Capacity

/s/ PAUL G. REITZ	President, Chief Executive Officer and Director
Paul G. Reitz	(Principal Executive Officer)
/s/ TONY C. EHELI	SVP and Chief Financial Officer
Tony C. Eheli	(Principal Financial Officer)
/s/ JAMES M. PACH	VP, Chief Accounting Officer
James M. Pach	(Principal Accounting Officer)
/s/ MAURICE M. TAYLOR JR.	Chairman
Maurice M. Taylor Jr.
/s/ RICHARD M. CASHIN JR.	Director
Richard M. Cashin Jr.
/s/ MAX A. GUINN	Director
Max A. Guinn
/s/ DR. MARK RACHESKY	Director
Dr. Mark Rachesky
/s/ ANTHONY L. SOAVE	Director
Anthony L. Soave
/s/ LAURA K. THOMPSON	Director
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

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the PCAOB (United States).  The consolidated financial statements as of December 31, 2025 and for the year then ended have been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Titan International, Incorporated
West Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Titan International, Inc. (the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. We also have audited the adjustments to the consolidated financial statements for the year ended December 31, 2023, to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, as discussed in Notes 1 and 25. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the consolidated financial statements for the year ended December 31, 2023, of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended December 31, 2023, taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Realization of Certain Deferred Tax Assets

As described in Note 19 of the consolidated financial statements, the Company has gross deferred tax assets of $236.9 million as of December 31, 2025, reduced by a $161.4 million valuation allowance. The Company has recorded a valuation allowance in certain jurisdictions to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. The Company considers all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed. The process for considering all available evidence is subjective and may require significant estimates and judgments.

We identified the Company’s evaluation of the realizability of certain deferred tax assets as a critical audit matter as significant management judgment is required in evaluating and weighing the collective positive and negative evidence that were used to assess the realizability of deferred tax assets. This judgment included the Company’s assessment over the ability to generate sufficient future taxable income exclusive of reversing temporary differences, and determining if the future reversal of existing taxable temporary differences results in the realization of deferred tax assets. Auditing this assessment involved especially subjective and challenging auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the use of income tax professionals.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain internal controls related to management’s assessment of the realizability of deferred tax assets.
•Utilizing income tax professionals to assist in evaluating the reasonableness of management’s assessment related to the Company’s ability to generate sufficient future taxable income, and determine if the future reversal of existing taxable temporary differences results in the realization of deferred tax assets and if a valuation allowance is required.
•Testing the completeness and accuracy of the underlying data used in management’s assessment of the realizability of deferred tax assets.

We have served as the Company's auditor since 2024.

/s/ BDO USA, P.C.

Chicago, Illinois
February 25, 2026

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Titan International, Incorporated
West Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Titan International, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years then ended, and the related notes and financial statement schedule and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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
February 25, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Titan International, Inc.

Opinion on the financial statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting due to the adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 1, the accompanying consolidated balance sheet of Titan International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 (not presented herein), the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (the 2023 consolidated financial statements before the effects of the adjustments described in Note 1 are not presented herein), and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, which are before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 1, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have not been properly applied. Those adjustments were audited by BDO USA P.C.

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

Southfield, Michigan
February 29, 2024

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Net sales	$1,828,443	$1,845,937	$1,821,800
Cost of sales	1,574,983	1,588,135	1,515,951
Gross profit	253,460	257,802	305,849
Selling, general and administrative expenses	203,271	191,794	134,938
Acquisition related expenses	—	6,196	—
Research and development expenses	18,321	16,520	12,539
Royalty expense	11,106	10,108	9,645
Income from operations	20,762	33,184	148,727
Interest expense	(38,708)	(36,429)	(29,157)
Interest income	10,703	11,024	10,372
Foreign exchange loss	(5,020)	(6,123)	(22,822)
Other income	965	6,615	2,628
(Loss) income before income taxes	(11,298)	8,271	109,748
Provision for income taxes	49,891	11,861	26,042
Net (loss) income	(61,189)	(3,590)	83,706
Net income attributable to noncontrolling interests	2,305	1,970	4,946
Net (loss) income attributable to Titan and applicable to common shareholders	$(63,494)	$(5,560)	$78,760

(Loss) earnings per common share:
Basic	$(1.00)	$(.08)	$1.26
Diluted	$(1.00)	$(.08)	$1.25
Average common shares and equivalents outstanding:
Basic	63,714	68,662	62,452
Diluted	63,714	68,662	62,961

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year ended December 31,
	2025	2024	2023
Net (loss) income	$(61,189)	$(3,590)	$83,706
Derivative loss	(69)	(235)	(484)
Currency translation adjustment	81,185	(74,753)	22,267
Pension liability adjustments, net of tax of $(962), $(1,888), and $(2,663), respectively	3,081	5,624	6,939
Comprehensive income (loss)	23,008	(72,954)	112,428
Net comprehensive income (loss) attributable to noncontrolling interests	9,654	(560)	956
Comprehensive income (loss) attributable to Titan	$13,354	$(72,394)	$111,472

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$202,879	$195,974
Accounts receivable, net of allowance of $5,058 and $3,232	238,906	211,720
Inventories	470,549	437,192
Prepaid and other current assets	73,638	67,151
Total current assets	985,972	912,037
Property, plant and equipment, net	448,910	421,218
Operating lease assets	119,225	117,027
Goodwill	29,563	29,563
Intangible assets, net	10,889	11,985
Deferred income taxes	10,715	41,732
Other long-term assets	67,386	51,391
Total assets	$1,672,660	$1,584,953

Liabilities
Current liabilities
Short-term debt	$21,185	$12,479
Accounts payable	251,715	219,586
Operating leases	13,830	11,999
Other current liabilities	141,514	143,294
Total current liabilities	428,244	387,358
Long-term debt	564,717	552,966
Deferred income taxes	6,138	6,416
Operating leases	111,054	106,020
Other long-term liabilities	40,890	38,537
Total liabilities	1,151,043	1,091,297

Commitments and contingencies: Notes 10, 22, 23 and 24

Equity
Titan stockholders' equity
Common stock ($0.0001 par, 120,000,000 shares authorized, 78,447,035 issued and 63,951,494 outstanding at December 31, 2025; 78,447,035 issued and 63,139,435 outstanding at December 31, 2024)	—	—
Additional paid-in capital	738,711	740,223
Retained earnings	100,569	164,063
Treasury stock (at cost, 14,495,541 shares at December 31, 2025 and 15,307,600 shares at December 31, 2024)	(115,871)	(122,336)
Accumulated other comprehensive loss	(209,029)	(285,877)
Total Titan stockholders’ equity	514,380	496,073
Noncontrolling interests	7,237	(2,417)
Total equity	521,617	493,656
Total liabilities and equity	$1,672,660	$1,584,953
 See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(All amounts in thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Accumulated other comprehensive income (loss)	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2023	62,843,961	$—	$565,546	$90,863	$(23,418)	$(251,755)	$381,236	$1,902	$383,138
Net income				78,760			78,760	4,946	83,706
Currency translation adjustment						26,257	26,257	(3990)	22,267
Pension liability adjustments, net of tax						6,939	6,939		6,939
Derivative loss						(484)	(484)		(484)
Stock-based compensation	381,241		2,819		2,416		5,235		5,235
Issuance of treasury stock under 401(k) plan	144,439		780		996		1,776		1,776
Common stock repurchase	(2,653,786)				(32,579)		(32,579)		(32,579)
Sale of investment							—	(2,135)	(2,135)
Acquisition of additional non-controlling interest			(80)				(80)	(368)	(448)
Balance December 31, 2023	60,715,855	$—	$569,065	$169,623	$(52,585)	$(219,043)	$467,060	$355	$467,415
Net (loss) income				(5,560)			(5,560)	1,970	(3,590)
Currency translation adjustment						(72,223)	(72,223)	(2,530)	(74,753)
Pension liability adjustments, net of tax						5,624	5,624		5,624
Derivative loss						(235)	(235)		(235)
Stock-based compensation	345,347		2,273		3,131		5,404		5,404
Issuance of treasury stock under 401(k) plan	126,060		192		1,136		1,328		1,328
Common stock repurchase	(1,964,593)				(16,382)		(16,382)		(16,382)
Common stock repurchase from related party	(8,005,000)				(57,636)		(57,636)		(57,636)
Common stock issuance	11,921,766		168,693				168,693		168,693
Sale of investment							—	(2,212)	(2,212)
Balance December 31, 2024	63,139,435	$—	$740,223	$164,063	$(122,336)	$(285,877)	$496,073	$(2,417)	$493,656
Net (loss) income				(63,494)			(63,494)	2,305	(61,189)
Currency translation adjustment						73,836	73,836	7,349	81,185
Pension liability adjustments, net of tax						3,081	3,081		3,081
Derivative loss						(69)	(69)		(69)
Stock-based compensation	603,999		(1,532)		4,809		3,277		3,277
Issuance of treasury stock under 401(k) plan	208,060		20		1,656		1,676		1,676
Balance December 31, 2025	63,951,494	$—	$738,711	$100,569	$(115,871)	$(209,029)	$514,380	$7,237	$521,617

See accompanying Notes to Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year ended December 31,
Cash flows from operating activities:	2025	2024	2023
Net (loss) income	$(61,189)	$(3,590)	$83,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,111	60,704	42,434
Deferred income tax provision (benefit)	30,989	(6,358)	(2,081)
Income on indirect taxes	—	—	(3,096)
Gain on fixed asset and investment sale	(54)	(425)	(644)
Stock-based compensation	3,277	5,404	5,235
Issuance of stock under 401(k) plan	1,678	1,326	1,776
Gain from property insurance settlement	—	(3,537)	—
Foreign currency loss (gain)	9,979	(506)	19,734
(Increase) decrease in assets, net of acquisition:
Accounts receivable	(3,975)	73,825	42,871
Inventories	(7,121)	51,481	31,635
Prepaid and other current assets	(1,400)	12,106	17,596
Other assets	(13,904)	(5,482)	(2)
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	11,303	(29,169)	(62,725)
Other current liabilities	(9,389)	(15,290)	872
Other liabilities	2,724	998	2,039
Net cash provided by operating activities	30,029	141,487	179,350
Cash flows from investing activities:
Capital expenditures	(54,620)	(65,624)	(60,799)
Business acquisition, net of cash acquired	—	(143,643)	—
Proceeds from sale of investments	—	1,791	2,085
Proceeds from property insurance settlement	—	3,537	—
Investments in nonconsolidated affiliates	(5,675)	—	—
Other investing activities	649	2,341	1,791
Net cash used for investing activities	(59,646)	(201,598)	(56,923)
Cash flows from financing activities:
Proceeds from borrowings	116,955	213,199	6,666
Payment on debt	(99,516)	(70,291)	(27,608)
Payment of debt issuance costs	—	(3,115)	—
Repurchase of common stock	—	(16,383)	(32,579)
Repurchase of common stock from related party	—	(57,636)	—
Other financing activities	6	(1,223)	(2,495)
Net cash provided by (used for) financing activities	17,445	64,551	(56,016)
Effect of exchange rate changes on cash	19,077	(28,717)	(5,737)
Net increase (decrease) in cash and cash equivalents	6,905	(24,277)	60,674
Cash and cash equivalents, beginning of year	195,974	220,251	159,577
Cash and cash equivalents, end of year	$202,879	$195,974	$220,251

Supplemental information:
Interest paid	$42,068	$37,179	$30,269
Income taxes paid, net of refunds received	20,486	20,360	21,801
Non cash financing activity:
Issuance of common stock in connection with business acquisition	$—	$168,693	$—

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

The Company performs its goodwill impairment test annually in the fourth quarter. For the goodwill impairment test performed for the year ended December 31, 2025, the Company utilized a quantitative assessment which is used to determine existence of goodwill impairment and the amount of the impairment loss at the reporting unit level. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses an income-based valuation method, determining the present value of estimated future cash flows, to estimate the fair value of a reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Factors used in the impairment analysis require significant judgment, and actual results may differ from assumed and estimated amounts. The Company uses its own market assumptions including internal projections of future cash flows, discount rates and other assumptions considered reasonable in the analysis and reflective of market participant assumptions. These forecasts are based on historical performance and future

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated results. The discount rates utilized are based on a capital asset pricing model and published relevant industry rates, which take into consideration the risks and uncertainties inherent to the reporting units and in the internally developed forecasts.

The Company used qualitative assessments for the goodwill impairment test performed for the year ended December 31, 2024. The Company performed this test by assessing qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit was greater than its respective carrying value. Factors considered in the qualitative assessments include, among other things, macroeconomic conditions, industry and market considerations and the financial performance of the respective reporting units. If based on the results of the qualitative assessment, the Company were to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment would be conducted. Based on the results of the annual goodwill impairment tests performed for the years ended December 31, 2025 and 2024, the Company determined there was no impairment.

Other intangible assets with determinable lives primarily consist of customer lists/relationships and trademarks. Refer to Note 7 for further information.

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

Cash and cash equivalents
The Company considers short-term debt securities with an original maturity of three months or less to be cash equivalents. The cash in the Company's U.S. banks is not fully insured by the Federal Deposit Insurance Corporation. The Company had $181.4 million and $185.3 million of cash in foreign bank accounts at December 31, 2025 and 2024, respectively. The Company's cash in its foreign bank accounts is not fully insured.

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

Concentration of credit risk
Net sales to Deere & Company in Titan's agricultural, earthmoving/construction, and consumer segments combined represented 10%, 11% and 13% of the Company's consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. No other customer accounted for 10% or more of Titan's net sales in 2025, 2024 and 2023.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value of financial instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in marketable equity securities of $0.2 million and $5.3 million as of December 31, 2025 and 2024, respectively, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements. Our 7.0% senior secured notes due 2028 were carried at cost of $398.0 million and $397.2 million at December 31, 2025 and 2024, respectively. The fair value of the senior secured notes due 2028, as determined with the assistance of an independent pricing platform using real-time trade data, was approximately $401.5 million and $390.0 million at December 31, 2025 and 2024, respectively, which was determined to be a Level 2 fair value measurement.

Investments
The Company uses the equity method to account for investments in entities that are not consolidated since Titan is not the primary beneficiary, but can exert significant influence over the entities. Under the equity method, investments are reported in other long-term assets on the consolidated balance sheets and are recorded at cost and adjusted for the Company's proportionate share of the net income or loss in the investments. The carrying value of these investments was $15.3 million and $7.9 million as of December 31, 2025, and December 31, 2024, respectively.

During the fourth quarter of 2025, Titan contributed an initial cash investment of $4 million for a 20% ownership stake in Rodaros Industria de Rodas Ltda (Rodaros). Rodaros is an entity which manufactures, markets, and sells commercial, agricultural and construction wheels in Brazil. The agreement with Rodaros includes commitments to acquire the remaining 80% in 2029 based on financial performance criteria for final valuation of the enterprise. Subject to customary closing conditions, the commitment to acquire the remaining 80% ranges from $10 million to $20 million. Titan obtained one Board seat within Rodaros (out of a three-member Board) and will begin providing financial leadership. Titan is reporting Rodaros as an equity method investment.

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

The Company currently owns 64.3% of the Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represented approximately 7% and 5% of consolidated assets of Titan as of December 31, 2025 and December 31, 2024, respectively. The increase in asset percentage was primarily driven by foreign exchange rate fluctuations. The Russian operations represent approximately 4%, 5% and 6% of consolidated global sales for the years ended December 31, 2025, 2024, and 2023, respectively. The impact of the military conflict between Russia and Ukraine has not had

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a significant impact on the Company's global operations to date. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

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

Hyperinflation in Argentina and Turkey
In July 2018 and March 2022, the three-year cumulative rate of inflation for consumer prices and wholesale prices reached a level in excess of 100% for Argentina and Turkey, respectively. As a result, in accordance with ASC 830 Foreign Currency Matters, Argentina and Turkey were considered hyperinflationary economies, and the Company applied the standard for the years ended December 31, 2025, 2024, and 2023.

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

The Company recognized a net monetary loss of $4.2 million, $3.2 million and $15.5 million recorded in foreign exchange loss in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023. The decrease in the net monetary loss for the year ended December 31, 2024 as compared to December 31, 2023 is due to the application of the accounting standard for the year ended December 31, 2023 which included cumulative prior period impacts which were not material to the annual 2023 financial statements.

Revenue recognition
The Company derives revenues primarily from the sale of wheels, tires, tires/wheels assemblies, and undercarriage systems and components. The Company follows the five-step model to determine when to recognize revenue: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when the entity satisfies a performance obligation. In most arrangements within the Company, contracts with the customer are identified through the receipt of a purchase order, which also defines the terms of the contract including the performance obligations or products to be sold, and specific transaction prices associated with the products. In some other arrangements, a master agreement exists that defines pertinent contract terms such as products and price. Purchase orders are then issued under the master agreement for specific quantities of products, which are fulfilled at the specified price at a given point in time. Generally, the Company’s performance obligations under the contracts are satisfied when there is transfer of control of the products to our customers, which is primarily upon shipment or, in certain instances, upon delivery of the products to the named customer location. The payment terms and conditions in our contracts vary and are customary within the geographies that we serve. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development expense
Research and development (R&D) expenses are expensed as incurred.  R&D costs were $18.3 million, $16.5 million, and $12.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising
Advertising expenses are included in SG&A expense and are expensed as incurred.  Advertising costs were approximately $4.9 million, $4.8 million and $3.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Share repurchase program
On December 16, 2022, the Board of Directors authorized a share repurchase program allowing for the expenditure of up to $50.0 million (the "Share Repurchase Program") for the repurchase of the Company's common stock. This authorization took effect immediately and remained in place for three years. Titan did not repurchase any shares of its common stock under the Share Repurchase Program during the year ended December 31, 2025. Titan repurchased 1,964,593 shares of its common stock

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

totaling $16.4 million during the year ended December 31, 2024 and 2,653,786 shares of its common stock totaling $32.6 million during 2023. The share repurchase program ended during 2025 and there are no authorized amounts available for future share repurchases under this program. The Company records treasury stock using the cost method.

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

Supplier financing program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payment from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's consolidated balance sheets, and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's consolidated statements of cash flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's consolidated balance sheet were $12.8 million at December 31, 2025, and $13.2 million at December 31, 2024.

The rollforwards of the Company's outstanding obligations confirmed as valid under its supplier finance program for years ended December 31, 2025, and 2024, are as follows (amounts in thousands):

	2025	2024
Confirmed obligations outstanding at the beginning of the year	$13,205	$11,121
Invoices confirmed during the year	34,619	30,316
Confirmed invoices paid during the year	(36,217)	(26,018)
Foreign currency translation	1,219	(2,214)
Confirmed obligations outstanding at the end of the year	$12,826	$13,205

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

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company adopted this guidance on its consolidated financial statements and related disclosures for the annual period ended December 31, 2025 prospectively and incorporated the required disclosures within Note 19.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New accounting pronouncements to be adopted in future periods
In November 2024, FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure about the specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements but affect where this information appears in the notes to financial statements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.

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

2. BUSINESS COMBINATION

Acquisition of The Carlstar Group (now also known as Titan Specialty)

On February 29, 2024, the Company acquired 100% of the equity interests of The Carlstar Group, LLC (Carlstar, now also known as Titan Specialty) for the following purchase consideration (amounts in thousands):

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill represents value we expect to be created by combining the operations of the acquired business with our operations, including the expansion of customer relationships, access to new customers, and potential cost savings and synergies. Goodwill related to the acquisition is deductible for tax purposes. The carrying value of goodwill by reportable segment as of December 31, 2025 and December 31, 2024 were as follows:

Carrying Value
Agricultural	$4,844
Earthmoving/construction	—
Consumer	24,719
Total	$29,563

Through December 31, 2024, the actual revenue and income before taxes of Titan Specialty since the acquisition date of February 29, 2024 included in the consolidated statement of operations is as shown below (amounts in thousands). The net income includes the effect of fair value adjustments for the amortization of inventory, intangible assets, and depreciation of property, plant and equipment.

From Acquisition Date to December 31, 2024
Titan Specialty revenue	$418,888
Titan Specialty income before taxes	19,587

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the unaudited pro forma financial information for the years ended December 31, 2024 and 2023 that reflects our results of our operations as if the acquisition of Titan Specialty had been completed on January 1, 2023. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2023, nor is it indicative of the future consolidated results of operations or financial position of the combined companies (amounts in thousands, except per share data).

	Year ended December 31,
	2024	2023
Pro forma revenues	$1,947,755	$2,436,992
Pro forma net income	20,011	83,844
Net income per common share, basic	$0.28	$1.13
Net income per common share, diluted	0.28	1.12

These pro forma amounts have been calculated after applying Titan's accounting policies and making certain adjustments, which primarily relate to: (i) severance-related costs, (ii) adjustments relating to the fair value step-ups to inventory, (iii) transaction-related costs of both Titan and Titan Specialty, and (iv) gain of $56.2 million related to a sale-leaseback transaction of certain domestic manufacturing facilities for Titan Specialty for the year ended December 31, 2023 prior to the acquisition by the Company. These pro forma amounts were adjusted to be excluded from the unaudited pro forma information for the year ended December 31, 2024 and were adjusted to include these amounts for the year ended December 31, 2023.

Total acquisition-related costs for the year ended December 31, 2024 were $6.2 million.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2025, 2024, and 2023 consisted of the following (amounts in thousands):

	2025	2024	2023
Accounts receivable	$243,964	$214,952	$224,485
Allowance for credit losses	(5,058)	(3,232)	(5,340)
Accounts receivable, net	$238,906	$211,720	$219,145

Accounts receivable is reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses for the periods set forth below consisted of the following (amounts in thousands):

	2025	2024	2023
Balance at January 1,	$3,232	$5,340	$6,170
Provision charged to expense	697	191	50
Recoveries of accounts receivable	(74)	(1,098)	(138)
Other, including foreign currency translation	1,203	(1,201)	(742)
Balance at December 31,	$5,058	$3,232	$5,340

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES

Inventories at December 31, 2025 and 2024, consisted of the following (amounts in thousands):

	2025	2024
Raw material	$113,122	$103,616
Work-in-process	42,591	41,898
Finished goods	314,836	291,678
	$470,549	$437,192

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2025 and 2024, consisted of the following (amounts in thousands):

	2025	2024
Value added tax and duty receivable, including tax credits	$9,704	$8,346
Factory supplies	29,684	25,777
Prepaid expense	18,007	20,154
Prepaid taxes	4,175	2,160
Deposits	2,991	2,730
Contract receivable	1,308	1,734
Other	7,769	6,250
	$73,638	$67,151

6. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment at December 31, 2025 and 2024, consisted of the following (amounts in thousands):

	2025	2024
Land and improvements	$47,445	$42,534
Buildings and improvements	285,537	260,256
Machinery and equipment	769,490	703,899
Tools, dies, and molds	123,744	118,569
Construction-in-process	50,627	46,997
	1,276,843	1,172,255
Less accumulated depreciation	(827,933)	(751,037)
	$448,910	$421,218

Depreciation on property, plant, and equipment for the years ended December 31, 2025, 2024 and 2023 totaled $60.1 million, $55.7 million, and $41.0 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INTANGIBLE ASSETS, NET

The components of intangible assets, net at December 31, 2025 and 2024, consisted of the following (amounts in thousands):

		2025
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(880)	$5,120
Trade names	10.00	5,500	(1,008)	4,492
Other intangibles	15.26	3,637	(2,360)	1,277
Total		$15,137	$(4,248)	$10,889

		2024
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(400)	$5,600
Trade names	10.00	5,500	(458)	5,042
Other intangibles	15.52	3,523	(2,180)	1,343
Total		$15,023	$(3,038)	$11,985

Amortization expenses related to intangible assets were $1.4 million, $1.5 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated aggregate amortization expense at December 31, 2025, for each of the years set forth below was as follows (amounts in thousands):

2026	$1,284
2027	1,284
2028	1,217
2029	1,153
2030	1,153
Thereafter	4,798
$10,889

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER LONG-TERM ASSETS

Other long-term assets at December 31, 2025 and 2024, consisted of the following (amounts in thousands):

	2025	2024
Net pension asset	$34,710	$28,352
Prepaid software	11,346	3,454
Investments in nonconsolidated affiliates	15,332	7,919
Manufacturing spares	2,712	2,087
Deferred financing costs	2,013	2,646
Other	1,273	6,933
	$67,386	$51,391

9. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2025 and 2024, consisted of the following (amounts in thousands):

	2025	2024
Compensation and benefits	$48,766	$47,735
Warranty	13,025	12,571
Accrued insurance benefits	19,363	20,218
Customer rebates and deposits	9,898	15,004
Accrued other taxes	16,692	12,142
Accrued interest	6,248	5,646
Foreign government grant (a)	3,530	3,672
Other	23,992	26,306
	$141,514	$143,294

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

10. DEBT

Long-term debt consisted of the following as of the dates set forth below (amounts in thousands):

	December 31, 2025
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(1,971)	$398,029
Revolving credit facility	156,000	—	156,000
Titan Europe credit facilities	21,630	—	21,630
Other debt	10,243	—	10,243
Total debt	587,873	(1,971)	585,902
Less amounts due within one year	21,185	—	21,185
Total long-term debt	$566,688	$(1,971)	$564,717

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(2,847)	$397,153
Revolving credit facility	146,000	—	146,000
Titan Europe credit facilities	15,199	—	15,199
Other debt	7,093	—	7,093
Total debt	568,292	(2,847)	565,445
Less amounts due within one year	12,479	—	12,479
Total long-term debt	$555,813	$(2,847)	$552,966

The weighted-average interest rates on total short-term borrowings due within one year at December 31, 2025 and December 31, 2024, were approximately 3.9% and 4.1%, respectively.

Aggregate maturities of total debt at December 31, 2025, for each of the years set forth below were as follows (amounts in thousands):

2026	$21,185
2027	5,778
2028	556,608
2029	543
2030	3,759
Thereafter	—
$587,873

7.00% senior secured notes due 2028
On April 22, 2021, we issued $400.0 million aggregate principal amount of 7.00% senior secured notes due April 2028 (the senior secured notes due 2028), guaranteed by certain of our subsidiaries. Including the impact of debt issuance costs, these notes had an effective yield of 7.27% at issuance. These notes are secured by the land and buildings of the following of our subsidiaries: Titan Wheel Corporation of Illinois, Titan Tire Corporation, Titan Tire Corporation of Freeport, and Titan Tire Corporation of Bryan.

Revolving credit facility
In connection with the acquisition of Titan Specialty, Titan entered into a domestic credit facility which was effective on February 29, 2024. The credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit and is collateralized by accounts receivable and inventory of certain of our domestic and Canadian subsidiaries. Swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of our 7.00% secured notes due in 2028. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of December 31, 2025, the weighted average interest rate was 5.78%.

The total amount available for borrowing under the credit facility at December 31, 2025 totaled $197.9 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $5.9 million and $156.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility totaled $36.1 million at December 31, 2025.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Titan Europe credit facilities
The Titan Europe credit facilities included borrowings from various institutions totaling $21.6 million and $15.2 million in aggregate principal amount at December 31, 2025 and 2024, respectively. Maturity dates on this primarily unsecured debt range from less than one year to five years. The interest rates range from 0.5% to 3.8%.

Other debt
We have working capital loans at Titan Pneus do Brasil Ltda at varying interest rates between approximately 5.0% to 6.9%, which totaled $10.2 million at December 31, 2025. Similarly, we had a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 6.9% to 7.6%, which totaled $7.1 million at December 31, 2024. The maturity dates on these loans range from one year to two years. We expect to negotiate an extension of the maturity dates on these loans with the applicable financial institutions or to repay the loan, as needed.

Debt restrictions
Our $225 million revolving credit facility and indenture relating to the 7.00% senior secured notes due 2028 contain various restrictions, including:
•When remaining availability under the credit facility is less than the greater of (i) $17 million and (ii) 10% of the credit facility’s line cap (the line cap being the lesser of our borrowing base or the lenders’ commitments under the credit facility), we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 (calculated quarterly on a trailing four quarter basis);
•Limits on dividends and repurchases of our stock;
•Restrictions on our ability to make additional borrowings, or to consolidate, merge, or otherwise fundamentally change the ownership of the Company;
•Limits on investments, dispositions of assets, and guarantees of indebtedness; and
•Other customary affirmative and negative covenants.
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit our ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or capitalize on of business opportunities, including possible future acquisitions. We were in compliance with these debt covenants at December 31, 2025.

11. OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2025 and 2024, consisted of the following (amounts in thousands):

	2025	2024
Accrued pension liabilities	$10,637	$10,146
Foreign government grant (a)	12,085	11,298
Warranty	10,544	9,821
Income tax liabilities	347	1,215
Other	7,277	6,057
	$40,890	$38,537

(a) The amount relates to foreign government grant programs related to certain capital development projects in Italy and Spain. In addition, the Company received an approximately $17 million capital grant from the Italian government for asset damages related to the earthquake that occurred in May 2012. The grants were recorded as deferred income which will be amortized over the life of the capital development projects.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. WARRANTY

Changes in the warranty liability for the periods set forth below consisted of the following (amounts in thousands):

	2025	2024
Warranty liability, January 1	$22,392	$21,710
Provision for warranty liabilities	10,957	12,766
Warranty payments made	(9,780)	(13,868)
Other adjustments, including acquisition of Titan Specialty	—	1,784
Warranty liability, December 31	$23,569	$22,392

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

For the year ended December 31, 2025, 2024 and 2023, the Company recorded derivative losses of $0.1 million, $0.2 million and $0.5 million, respectively, related to the derivative contracts entered into during the year.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at the dates set forth below (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2024	$(217,455)	$740	$(2,328)	$(219,043)
Currency translation adjustments	(72,223)	—	—	(72,223)
Reclassification adjustments:
Defined benefit pension plan adjustments, net of tax of $(1,888)	—	—	5,624	5,624
Derivative loss	—	(235)	—	(235)
Balance at December 31, 2024	(289,678)	505	3,296	(285,877)
Currency translation adjustments	73,836	—	—	73,836
Reclassification adjustments:
Defined benefit pension plan adjustments, net of tax of $(962)	—	—	3,081	3,081
Derivative loss	—	(69)		(69)
Balance at December 31, 2025	$(215,842)	$436	$6,377	$(209,029)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCKHOLDERS’ EQUITY

On December 16, 2022, the Board of Directors authorized the Share Repurchase Program allowing for the expenditure of up to $50.0 million for the repurchase of the Company's common stock. This authorization took effect immediately and remained in place for three years. Under the Share Repurchase Program, Titan did not repurchase any shares of its common stock under the Share Repurchase Program during the year ended December 31, 2025. Titan repurchased 1,964,593 shares of its common stock totaling $16.4 million during the year ended December 31, 2024 and 2,653,786 shares of its common stock totaling $32.6 million during 2023. The share repurchase program ended during 2025 and there are no authorized amounts available for future share repurchases under this program. The Company records treasury stock using the cost method.

On October 18, 2024, the Company entered into a Stock Repurchase Agreement with MHR Capital Partners Master Account LP, a limited partnership organized in Anguilla, British West Indies, MHR Capital Partners (100) LP, a Delaware limited partnership, and MHR Institutional Partners III L.P., a Delaware limited partnership (together, the “MHR Funds”, a related party). Pursuant to the Stock Repurchase Agreement, the Company purchased in a privately negotiated transaction from the MHR Funds, and the MHR Funds sold to the Company, an aggregate of 8,005,000 shares of the Company’s Common Stock at a per share price of $7.20 per share, for aggregate cash consideration equal to $57.6 million (the “MHR Repurchase”). The Company records treasury stock using the cost method.

16. VARIABLE INTEREST ENTITIES

We hold variable interests in certain variable interest entities (VIEs) that are not consolidated because we are not the primary beneficiary. Our involvement with these entities is in the form of direct equity interests and prepayments related to purchases of materials. The maximum exposure to loss represents the loss of assets recognized by us relating to non-consolidated entities and amounts due to the non-consolidated assets. The assets and liabilities recognized in Titan's consolidated balance sheets related to our interest in these non-consolidated VIEs and our maximum exposure to loss relating to non-consolidated VIEs were as follows at December 31, 2025 and 2024 (amounts in thousands):

	2025	2024
Investments	$15,332	$7,919
Total VIE assets	15,332	7,919
Accounts payable to the non-consolidated VIEs	4,229	2,646
Maximum exposure to loss	$19,561	$10,565

17. ROYALTY EXPENSE

We have trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire at the end of 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2028. We also have a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses recorded for the years ended December 31, 2025, 2024, and 2023, were $11.1 million, $10.1 million, and $9.6 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. OTHER INCOME

Other income consisted of the following for the years set forth below (amounts in thousands):

	2025	2024	2023
Pension plan income	$2,106	$1,619	$138
Equity investment income	1,184	1,020	1,158
Gain on sale of assets	54	806	246
Gain on property insurance settlement (a)	—	2,433	—
Loss on sale of investment (b)	—	(379)	—
Loss for life insurance policy termination (c)	(2,851)	—	—
Other income	472	1,116	1,086
	$965	$6,615	$2,628

(a) For the year ended December 31, 2024, the gain on property insurance settlement relates to the receipt of insurance proceeds of $3.5 million offset by costs to repair one of the Company's operating facilities in Italy related to a 2023 hail storm weather event. The Company also received net insurance proceeds of $0.5 million associated with certain equipment at our North American wheel facility.

(b) In September 2024, the Company sold its remaining ownership interest in an Indian undercarriage business and incurred a loss of $0.4 million as a result of the sale. The sale agreement includes a commitment to purchase approximately $1.7 million of products from the Indian undercarriage business over a two-year period.

(c) In September 2025, the Company recorded a write-off of asset balances that were associated with the reimbursement of premiums paid under certain life insurance policies held for certain owners of a previously acquired business. The write-off was based on the Company’s re-assessment that it will likely not be able to recover the net book value of the assets.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INCOME TAXES

Income (loss) before income taxes, consisted of the following for the years set forth below (amounts in thousands):

	2025	2024	2023
Domestic	$(58,609)	$(32,410)	$20,809
Foreign	47,311	40,681	88,939
	$(11,298)	$8,271	$109,748

The income tax provision (benefit) was as follows for the years set forth below (amounts in thousands):

	2025	2024	2023
Current
Federal	$997	$372	$(217)
State	(396)	(442)	1,341
Foreign	18,301	18,289	26,999
	18,902	18,219	28,123
Deferred
Federal	13,174	(1,290)	(2,513)
State	10,558	(1,896)	1,186
Foreign	7,257	(3,172)	(754)
	30,989	(6,358)	(2,081)
Income tax provision	$49,891	$11,861	$26,042

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025, the income tax provision differs from the amount of income tax determined by applying the statutory U.S. federal income tax rate to pre-tax income (loss) as a result of the following:

	2025
	Amount	ETR%
U.S. Federal Statutory Tax Rate	$(2,373)	21.0%
Effect of Cross-Border Tax Laws
Sub F, net	2,451	(21.7)%
Foreign Branch Income	2,565	(22.7)%
Other	248	(2.2)%
Tax Credits
Foreign tax credit expiration	2,318	(20.5)%
Other	(187)	1.7%
Nontaxable or Nondeductible Items
Executive Compensation - Nondeductible	831	(7.4)%
Other	914	(8.1)%
Change in Valuation Allowance	17,904	(158.5)%
Other
Restructuring	(1,298)	11.5%
Other	681	(6.0)%
State & Local Income Taxes, Net of Federal Benefit (1)	10,245	(90.7)%
Foreign Tax Effects
Argentina
Transaction Gains or Losses	879	(7.8)%
Other	(695)	6.2%
Brazil
Foreign Rate Differential	1,025	(9.1)%
Withholding Tax	1,407	(12.5)%
Other	(274)	2.4%
Italy
Withholding Tax	1,270	(11.2)%
Other	26	(0.23)%
Luxembourg
Subnational Tax	2,562	(22.7)%
Valuation Allowance	9,810	(86.8)%
Other	(3,926)	34.8%
Other Foreign Jurisdictions	4,027	(35.6)%
Worldwide Changes in Unrecognized Tax Benefits	(519)	4.6%
Grand Total	$49,891	(441.6)%

(1) During the year December 31, 2025, state taxes in Illinois comprised greater than 50% of the tax effect in this category. This includes the valuation allowance for state income taxes of $12.4 million.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, a reconciliation of income taxes at the U.S. statutory rate to United States and Foreign Tax Expense for the years then ended is as follows:

	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
Unrecognized tax positions	7.3	—
Foreign tax rate and income differential	128.4	9.6
Valuation allowance	(100.3)	(3.5)
State taxes, net	(18.0)	1.2
Nondeductible royalty	—	0.8
Federal Benefit of Notice 2023-55	—	(5.2)
Expired Tax Credits	69.5	—
Equity based compensation	1.1	—
Return to provision	25.4	0.2
Transaction costs	9.5	—
Other, net	(0.5)	(0.4)
Effective tax rate	143.4%	23.7%

The effective tax rate for the year ended December 31, 2025, was (441.6)% compared to 143.4% for the year ended December 31, 2024. The effective rate for 2025 was negatively affected by the increase in valuation allowance at the United States, which resulted in $30.1 million of tax expense. This increase is reflected in both the domestic valuation allowance line and a portion of the state and Local Income Taxes, Net of Federal Benefit. A change in the valuation assertion for Luxembourg resulted in an additional $9.8 million of tax expense, between the national and subnational levels. After giving consideration to these items, the effective tax rate for 2025 of (441.6)% was lower than the 21% U.S. federal statutory rate.

In jurisdictions where the Company operates, management continues to monitor the realizability of the deferred tax assets arising from losses in its cyclical business, taking into account multiple factors. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company continues to record a valuation allowance in several major jurisdictions, including the U.S., Italy, and Luxembourg as these amounts remain more likely than not that the deferred tax assets would not be realized. As of December 31, 2025, the Company has established a full valuation allowance of $63.6 million on its domestic deferred tax assets and most of its state deferred tax assets, and a valuation allowance of $31.4 million on most of its Luxembourg national and state deferred tax assets. The U.S. valuation allowance was established during 2025 due to net operating losses generated and a three-year cumulative loss position expected in the next twelve months. The Luxembourg valuation allowance was established during 2025 due to expected reduction of future income from intercompany loans. This resulted in sufficient negative evidence when evaluating the realizability of deferred tax assets during 2025. The Company did not release a valuation allowance in 2024 and released a valuation allowance of $0.6 million on the net deferred tax asset in 2023. The valuation of deferred tax assets requires judgment in assessing future profitability by year, including the impact of tax planning strategies, relative to the expiration dates, if any, of the assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024, were as follows (amounts in thousands):

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$124,640	$101,771
Inventory	12,272	8,385
Warranty	6,844	6,347
Employee benefits and related costs	8,001	8,352
Prepaid royalties	410	1,006
Interest limitation	33,608	28,834
Lease liability	30,323	5,138
Intangible assets	12,463	4,732
Foreign Tax Credit	—	2,318
Other	8,296	7,401
Deferred tax assets	236,857	174,284
Deferred tax liabilities:
Fixed assets	(30,765)	(13,939)
Lease assets	(28,958)	(5,181)
Pension	(7,677)	(6,060)
Other	(3,529)	(7,292)
Deferred tax liabilities	(70,929)	(32,472)
Subtotal	165,928	141,812
Valuation allowance	(161,351)	(106,496)
Net deferred tax asset	$4,577	$35,316
As of December 31, 2025 and 2024, certain net tax loss carryforwards of $124.6 million and $101.8 million were available with $2.2 million expiring between 2025 and 2030 and $122.4 million expiring after 2030. At December 31, 2025, a valuation allowance of $161.4 million has been established. The net change in the valuation allowance was $54.9 million and $(13.0) million for 2025 and 2024, respectively. The majority of the valuation allowance is related to deferred tax assets in the U.S., Italy, and Luxembourg.

As of December 31, 2025, the Company has $97 million of gross federal net operating loss carryforward, a portion of which expires starting in 2035 and a portion of which does not expire. Additionally, the Company has $344.8 million of gross state net operating losses and $353.3 million of gross foreign loss carryforwards.

As of December 31, 2025, the Company did not record income taxes on undistributed earnings of foreign subsidiaries because those earnings were indefinitely reinvested. Determining the unrecognized deferred tax liability on those unremitted earnings is not practicable because of the complexity of the hypothetical calculation and the inherent uncertainty regarding the timing and manner of any potential future repatriation. If such earnings were to be distributed, the Company could be subject to additional U.S. federal and state income taxes, foreign withholding taxes, and other tax consequences.

The Company is involved in various tax matters, for some of which the outcome is uncertain. The Company believes that it has adequate tax reserves to address these open tax matters acknowledging that the outcome and timing of these events are uncertain.

The Company or one of its subsidiaries files income tax returns in the U.S., Federal and State, and various foreign jurisdictions. The Company's major locations are in the U.S. Brazil, and Italy. Income tax years are open from 2022-2025 in the U.S., from 2019-2025 in Brazil, and from 2019-2025 in Italy.

At December 31, 2025, 2024, and 2023, the unrecognized tax benefits were $0.7 million, $1.2 million, and $0.0 million, respectively. As of December 31, 2025, $0.7 million of unrecognized tax benefits would have affected income tax expense if the tax benefits were recognized.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the total amounts of unrecognized tax benefits at December 31 were as follows (amounts in thousands):

	2025	2024	2023
Balance at January 1	$3,079	$23	$30
Increases to tax positions taken during the prior years	3,912	3,341	—
Decreases to tax positions taken during prior years	(81)	—	—
Decreases due to lapse of statutes of limitations	(549)	—	(7)
Settlements	—	(273)	—
Foreign exchange	291	(12)	—
Balance at December 31	$6,652	$3,079	$23

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. There were no amount of interest and penalties related to unrecognized tax benefits recorded in income tax expense at December 31, 2025, 2024 and 2023, respectively.

Pillar II
The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation (BEPS 2.0/ Pillar Two), focusing on global profit allocation and a global minimum tax rate. On December 12, 2022, the European Union member states agreed to implement the OECD’s global corporate minimum tax rate of 15%, which became effective January 2024. Through the end of 2025, a number of the countries involved have enacted portions, or all, of Pillar Two into their local laws. Pillar Two did not have a material impact to the consolidated financial statements for the year ended December 31, 2025.

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

Income Taxes Paid
In accordance with the adoption of ASU 2023-09, below is a summary of income taxes paid, net of refunds received, by jurisdiction for the year ended December 31, 2025:

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2025
US Federal and State and Local
Other	$(778)
(778)

Foreign
Brazil	5,447
China	2,210
Germany - Federal	1,636
Italy	1,256
Russia	3,210
Spain	3,319
Turkey	1,134
Other	3,052
21,264

Total	$20,486

For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, net cash payments for income taxes were $20.4 million and $21.8 million, respectively.

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the change in benefit obligation, change in plan assets, funded status, and amounts recognized in the consolidated balance sheet of the defined benefit pension plans as of December 31, 2025 and 2024 (amounts in thousands):

Change in benefit obligation:	2025	2024
Benefit obligation at beginning of year	$69,652	$77,208
Plan assumption changes	1,095	(1,809)
Service cost	606	340
Interest cost	3,772	3,752
Actuarial gain	(726)	(412)
Benefits paid	(7,866)	(8,237)
Foreign currency translation	387	(1,190)
Benefit obligation at end of year	$66,920	$69,652
Change in plan assets:
Fair value of plan assets at beginning of year	$86,023	$82,769
Actual return on plan assets	9,505	9,733
Employer contributions	922	936
Benefits paid	(6,765)	(7,214)
Foreign currency translation	106	(201)
Fair value of plan assets at end of year	$89,791	$86,023
Funded status at end of year	$22,871	$16,371
Amounts recognized in Consolidated Balance Sheet:
Noncurrent assets	$34,710	$28,352
Current liabilities	(1,202)	(1,227)
Noncurrent liabilities	(10,637)	(10,754)
Net amount recognized in the Consolidated Balance Sheet	$22,871	$16,371

The pension benefit obligation included $54.8 million of pension benefit obligation for the three frozen plans in the U.S. and $12.1 million for plans at foreign subsidiaries at December 31, 2025. The fair value of plan assets included $89.0 million of plan assets for the three frozen plans in the U.S. and $0.8 million of plan assets for foreign plans at December 31, 2025.

Information for pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were (amounts in thousands):

	2025	2024
Pension Plans in which Accumulated Benefit Obligation Exceeds Plan Assets at December 31,
Accumulated benefit obligation	$11,728	$11,778
Fair value of plan assets	$837	$619

All Plans Accumulated Benefit Obligation at December 31	$66,505	$69,225

Pension Plans in which Projected Benefit Obligation Exceeds Plan Assets at December 31,
Projected benefit obligation	$12,140	$12,205
Fair value of plan assets	$837	$619

All Plans Projected Benefit Obligation at December 31	$66,920	$69,652

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in accumulated other comprehensive loss:
	2025	2024	2023
Unrecognized prior service cost	$441	$445	$634
Unrecognized net income (loss)	268	(3,779)	(11,480)
Deferred tax effect of unrecognized items	5,668	6,630	8,518
Net amount recognized in accumulated other comprehensive income (loss)	$6,377	$3,296	$(2,328)

The weighted-average assumptions used in the actuarial computation that derived the benefit obligations at December 31 were as follows:	2025	2024	2023
Discount rate	5.5%	5.7%	5.2%
Expected long-term return on plan assets	6.5%	6.5%	6.5%

The following table provides the components of net periodic pension cost for the plans, settlement cost, and the assumptions used in the measurement of the Company’s benefit obligation for the years ended December 31, 2025, 2024, and 2023 (amounts in thousands):

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss)
Net periodic benefit cost:	2025	2024	2023
Service cost	$606	$340	$606
Interest cost	3,772	3,752	4,331
Assumed return on assets	(5,428)	(5,198)	(4,669)
Amortization of unrecognized prior service cost	(64)	(58)	(114)
Amortization of net unrecognized loss	70	279	1,004
Net periodic pension cost (benefit)	$(1,044)	$(885)	$1,158

Service cost is recorded as cost of sales in the consolidated statement of operations while all other components are recorded in other income.

The weighted-average assumptions used in the actuarial computation that derived net periodic pension cost for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Discount rate	4.4%	4.2%	5.8%

The allocation of the fair value of plan assets was as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2025	2024	2025
U.S. equities (a)	40%	60%	30% - 70%
Fixed income	52%	20%	30% - 60%
Cash and cash equivalents	7%	8%	0% - 20%
International equities (a)	1%	12%	0% - 15%
	100%	100%

(a) Total equities may not exceed 80% of total plan assets.

The majority of the Company's foreign plans do not have plan assets. The foreign plans which have plan assets holds these plan assets in an insurance or money market fund.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the plan assets by asset categories consisted of the following as of the dates set forth below (amounts in thousands):

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$6,699	$6,699	$—	$—
Common stock	32,985	32,985	—	—
Bonds and securities	41,667	4,007	37,660	—
Mutual and insurance funds	8,440	7,605	835	—
Totals	$89,791	$51,296	$38,495	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$6,774	$6,774	$—	$—
Common stock	31,271	31,271	—	—
Bonds and securities	10,018	10,018	—	—
Mutual and insurance funds	37,960	37,101	859	—
Totals	$86,023	$85,164	$859	$—

The Company invests in a diversified portfolio consisting of an array of asset classes in an attempt to maximize returns while minimizing risk.  These asset classes include U.S. equities, fixed income, cash and cash equivalents, international equities and REITs.  The investment objectives are to provide for the growth and preservation of plan assets on a long-term basis through investments in: investment grade securities that provide investment returns that meet or exceed the Standard & Poor’s 500 Index and investment grade fixed income securities that provide investment returns that meet or exceed the Barclays Capital Aggregate Bond Index.  The U.S. equities asset category included the Company’s common stock with a value of $0.6 million (approximately one percent of total plan assets) as of both December 31, 2025 and 2024.

The fair value of money market funds, stock, bonds, U.S. government securities and mutual funds is determined based on valuation for identical instruments in active markets.

The long-term rate of return for plan assets is determined using a weighted-average of long-term historical approximate returns on cash and cash equivalents, fixed income securities, and equity securities considering the anticipated investment allocation within the plans.  The expected return on plan assets is anticipated to be 6.8% over the long-term.  This rate assumes long-term historical returns of approximately 8.5% for equities and approximately 4.0% for fixed income securities using the plans’ target allocation percentages.  Professional investment firms, none of which are Titan employees, manage the plan assets.

Based on the 2025 minimum pension funding calculations, the Company does not anticipate any minimum funding requirements.

Projected benefit payments from the plans as of December 31, 2025, are estimated as follows (amounts in thousands):

2026	$7,518
2027	6,564
2028	6,676
2029	6,611
2030	6,323
2031-2035	25,959

401(k)/Defined contribution plans
The Company sponsors three 401(k) retirement savings plans in the U.S. and a number of defined contribution plans at foreign subsidiaries.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One U.S. plan is for the benefit of substantially all employees who are not covered by a collective bargaining arrangement.  Titan provides a 50% matching contribution in the form of the Company’s common stock on the first 6% of the employee’s contribution in this plan.  The Company issued 202,039 shares, 206,050 shares and 144,439 shares of common stock in connection with this 401(k) plan during 2025, 2024, and 2023, respectively.  Expenses to the Company related to this common stock matching contribution were $1.7 million, $1.7 million, and $1.8 million for 2025, 2024, and 2023, respectively.

The second U.S. plan is for the benefit of Titan Specialty employees. The Company matches employee contributions in an amount equal to 100% of the first 3% and 50% of the next 2% of the employee’s compensation. The Company incurred $1.9 million and $1.5 million related to matching contributions for the year ended December 31, 2025 and from the date of the acquisition through December 31, 2024, respectively.

The third U.S. 401(k) plan is for employees covered by collective bargaining agreements and does not include a Company matching contribution.

Expenses related to foreign defined contribution plans were $3.8 million, $3.5 million, and $3.7 million for 2025, 2024, and 2023, respectively.

21. STOCK COMPENSATION

The Company recorded stock compensation expense of $5.8 million, $7.4 million, and $6.0 million in 2025, 2024, and 2023, respectively.

Titan International, Inc. Equity and Incentive Compensation Plan
The Company adopted a new Titan International, Inc. Equity and Incentive Compensation Plan at the 2021 Annual Meeting of Stockholders to provide stock compensation as a means of attracting and retaining qualified independent directors and employees for the Company.  A total of 2.4 million shares were available for future issuance under the equity incentive plan at December 31, 2025.

Stock Options
Under the Company's Equity Incentive Plan (or its predecessor plan), the Company granted no stock options in 2025, 2024, and 2023. The exercise price of stock options may not be less than the fair market value of the common stock on the date of the grant.  The vesting and term of each option is set by the Board of Directors. All options outstanding at December 31, 2025 are fully vested and expire 10 years from the grant date.

The following is a summary of activity in stock options during the year ended December 31, 2025:

	Shares Subject to Option	Weighted-Average		Aggregate Intrinsic Value (in thousands)
		Exercise Price	Remaining Contractual Life (in Years)
Outstanding, December 31, 2024	289,200	$10.65	2.09
Granted	—	—
Exercised	—	—
Forfeited/Expired	(60,000)	11.03
Outstanding, December 31, 2025	229,200	$10.55	1.53	$50
Exercisable, December 31, 2025	229,200	$10.55	1.53	$50

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

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
Under the Company's Equity Incentive Plan (or its predecessor plan), the Company granted restricted stock units ("RSUs") to eligible employee and the members of the Company's Board of Directors. The restricted stock units granted to employees vest over a period of three years. The restricted stock units granted to the members of the Company's Board of Directors vest over a period of one year. At the time of grant, the Company estimates forfeitures, based on historical experience, in order to estimate the portion of the award that will ultimately vest. During 2025, 2024 and 2023, 533,900, 665,473, and 571,530 RSUs were granted, respectively.

A summary of RSU activity for the year ended December 31, 2025, is presented in the following table:

	RSU	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	1,142,336	$11.38
Granted	533,900	8.90
Vested	(621,613)	11.00
Forfeited/Expired	(21,668)	8.87
Unvested at December 31, 2025	1,032,955	$10.38

Pre-tax unrecognized compensation expense for unvested RSUs was $6.5 million at December 31, 2025, and will be recognized as an expense over a weighted-average period of 1.1 years.

The fair value of shares vested, based on the stock's fair value on the vesting date, was $5.4 million, $8.0 million, and $5.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

23. LEASES

We lease certain buildings and equipment under both operating and finance leases.  Certain lease agreements provide for renewal options, fair value purchase options, and payment of property taxes, maintenance, and insurance by the Company. Under ASC 842, Leases, the Company made an accounting policy election, by class of underlying asset, not to separate non-lease components such as those previously stated from lease components and instead will treat the lease agreement as a single lease component for all asset classes. Operating right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent Titan's obligations to make lease payments arising from the lease. The majority of Titan's leases are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of Titan's leases do not provide an implicit interest rate, the Company used its incremental borrowing rate (7.27%), based on the information available at the lease commencement date, in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales and selling, general and administrative expenses on the consolidated statement of operations. Amortization expense associated with finance leases is included in cost of sales and selling, general and administrative expenses, and interest expense associated with finance leases is included in interest expense in the consolidated statement of operations. For the years ended December 31, 2025, 2024, and 2023, operating lease expense was $27.2 million, $24.5 million, and $5.6 million, respectively, and finance lease amortization expense was $2.6 million, $2.5 million, and $3.0 million, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows as of the dates set forth below (amounts in thousands):

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Operating lease ROU assets	Operating lease assets	$119,225	$117,027

Operating lease current liabilities	Operating leases current liabilities	$13,830	$11,999
Operating lease long-term liabilities	Operating leases long-term liabilities	111,054	106,020
Total operating lease liabilities		$124,884	$118,019

Finance lease, gross	Property, plant & equipment, net	$8,024	$6,801
Finance lease accumulated depreciation	Property, plant & equipment, net	(4,611)	(4,442)
Finance lease, net		$3,413	$2,359

Finance lease current liabilities	Other current liabilities	$1,511	$986
Finance lease long-term liabilities	Other long-term liabilities	2,038	1,483
Total finance lease liabilities		$3,549	$2,469

At December 31, 2025, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
2026	$22,530	$1,694
2027	19,646	1,266
2028	17,491	659
2029	15,732	174
2030	14,569	77
Thereafter	106,949	10
Total future minimum lease payments	$196,917	$3,880
Less imputed interest	72,033	331
	$124,884	$3,549
Weighted average remaining lease term (in years)	12.28	2.64
Weighted average discount rate	7.27%	7.26%

Supplemental cash flow information related to leases for the year ended December 31, 2025 were as follows: operating cash flows for operating leases were $21.7 million and operating cash flows for finance leases were $0.2 million.

Supplemental cash flow information related to leases for the year ended December 31, 2024 were as follows: operating cash flows for operating leases were $39.8 million and operating cash flows for finance leases were $0.4 million.

24. PURCHASE OBLIGATIONS

The purchase obligations mainly consist of commitments for raw material purchases and equipment associated with our global manufacturing operations. At December 31, 2025, the Company's expected cash outflow resulting from non-cancellable purchase obligations are summarized by year in the table below (amounts in thousands):

2026	$30,321
2027	1,411
2028	485
Total non-cancellable purchase obligations	$32,217

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. SEGMENT AND GEOGRAPHICAL INFORMATION

We have aggregated our operating segments into reportable segments based on our three customer markets: agricultural, earthmoving/construction, and consumer. These segments are based on the information used by the chief operating decision maker (CODM) to make certain operating decisions, allocate portions of capital expenditures and assess segment performance. The accounting policies of the segments are the same as those described in Note 1. Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities.

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

The table below presents information about certain operating results, separated by market segments, for the years ended December 31, 2025, 2024, and 2023 (amounts in thousands):

	For the Year Ended December 31, 2025
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$740,937	$581,744	$505,762	$1,828,443
Cost of sales	648,214	521,172	405,597	1,574,983
Gross profit	92,723	60,572	100,165	253,460
Selling, general and administrative expenses	52,863	48,551	74,816	176,230
Research and development expenses	5,547	6,982	3,955	16,484
Royalty expense	6,833	1,985	2,288	11,106
Segment operating income	$27,480	$3,054	$19,106	$49,640
Corporate & unallocated expenses				(28,878)
Interest expense				(38,708)
Interest income				10,703
Foreign exchange loss				(5,020)
Other income				965
Loss before income taxes				$(11,298)

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2024
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$788,580	$583,391	$473,966	$1,845,937
Cost of sales	684,592	520,567	382,976	1,588,135
Gross profit	103,988	62,824	90,990	257,802
Selling, general and administrative expenses	52,910	47,741	64,900	165,551
Research and development expenses	4,994	6,503	3,380	14,877
Royalty expense	6,304	1,571	2,233	10,108
Segment operating income	$39,780	$7,009	$20,477	$67,266
Corporate & unallocated expenses				(34,082)
Interest expense				(36,429)
Interest income				11,024
Foreign exchange loss				(6,123)
Other income				6,615
Income before income taxes				$8,271

	For the Year Ended December 31, 2023
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$980,537	$687,758	$153,505	$1,821,800
Cost of sales	817,511	577,068	121,372	1,515,951
Gross profit	163,026	110,690	32,133	305,849
Selling, general and administrative expenses	51,666	47,712	7,684	107,062
Research and development expenses	4,107	6,480	411	10,998
Royalty expense	6,611	1,376	1,658	9,645
Segment operating income	$100,642	$55,122	$22,380	$178,144
Corporate & unallocated expenses				(29,417)
Interest expense				(29,157)
Interest income				10,372
Foreign exchange loss				(22,822)
Other income				2,628
Income before income taxes				$109,748

The table below presents information by products and reportable segments as of and for the years ended December 31, 2025, 2024, and 2023 (amounts in thousands):

2025	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$700,097	$216,084	$475,923	$1,392,104
Undercarriage systems and components	40,840	365,660	29,839	436,339
Total	$740,937	$581,744	$505,762	$1,828,443

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$746,994	$213,994	$448,005	$1,408,993
Undercarriage systems and components	41,586	369,397	25,961	436,944
Total	$788,580	$583,391	$473,966	$1,845,937

2023	Agricultural Segment	Earthmoving/Construction Segment	Consumer Segment	Total
Revenues from external customers
Wheels and Tires [including assemblies]	$935,274	$258,709	$130,297	$1,324,280
Undercarriage systems and components	45,263	429,049	23,208	497,520
Total	$980,537	$687,758	$153,505	$1,821,800

Depreciation and amortization expense by segment were as follows for the fiscal years ended as set forth below (amounts in thousands):

	Agriculture	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
2025	$26,321	20,819	17,898	2,073	$67,111
2024	$24,850	18,433	15,585	1,836	$60,704
2023	$21,405	15,185	3,404	2,440	$42,434

The table below presents information by geographic area. Revenues from external customers were determined based on the location of the selling subsidiary. Geographic information as of and for the years ended December 31, 2025, 2024, and 2023 was as follows (amounts in thousands):

	2025	2024	2023
Net Sales
North America	$975,951	$994,257	$819,788
Europe / CIS	446,744	462,157	558,677
Latin America	323,978	292,830	354,979
Asia and other regions	81,770	96,693	88,356
	$1,828,443	$1,845,937	$1,821,800
Long-Lived Assets
North America	$177,839	$185,636	$108,246
Europe / CIS	160,492	132,349	142,749
Latin America	61,783	53,653	61,169
Asia and other regions	48,796	49,580	9,530
	$448,910	$421,218	$321,694

Net sales attributable to the United States represented 50.1%, 50.7%, and 44.7% of total net sales for the years ended December 31, 2025, 2024, and 2023, respectively. Long‑lived assets located in the United States accounted for 39.3%, 43.8%, and 33.5% of total long-lived assets as of December 31, 2025, 2024, and 2023, respectively.

TITAN INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. (LOSS) EARNINGS PER SHARE

(Loss) earnings per share for the years ended 2025, 2024, and 2023 were as follows (amounts in thousands, except per share data):

	2025	2024	2023
Net (loss) income applicable to common shareholders	$(63,494)	$(5,560)	$78,760
Determination of shares:
Weighted average shares outstanding (basic)	63,714	68,662	62,452
Effect of restricted stock and stock options	—	—	509
Weighted average shares outstanding (diluted)	63,714	68,662	62,961
(Loss) earnings per share:
Basic	$(1.00)	$(0.08)	$1.26
Diluted	$(1.00)	$(0.08)	$1.25
The effect of restricted stock and stock options has been excluded for the years ended December 31, 2025 and 2024, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the years ended December 31, 2025 and 2024 was 0.2 million and 0.5 million, respectively.

TITAN INTERNATIONAL, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Reserves deducted in the balance sheet from the assets to which it applies (amounts in thousands):

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2025
Deferred income tax valuation allowance:
Domestic	$33,487	$30,073	$—	$—	$—	$63,560
Foreign	73,009	16,423	8,359	—	—	97,791

Year ended December 31, 2024
Deferred income tax valuation allowance:
Domestic	$38,554	$—	$97	$(5,164)	$—	$33,487
Foreign	80,981	2,064	—	(5,194)	(4,842)	73,009

Year ended December 31, 2023
Deferred income tax valuation allowance:
Domestic	$41,671	$—	$—	$(3,117)	$—	$38,554
Foreign	79,386	94	2,369	(868)	—	80,981

S- 1