Form 10-Q
period 2026-03-31
TITAN INTERNATIONAL INC
filed 2026-04-30
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2026
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

As of April 22, 2026, there were 64,371,960 shares of Titan International, Inc. common stock, $0.0001 par value, outstanding.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended
	March 31,
	2026	2025

Net sales	$505,073	$490,708
Cost of sales	433,624	422,064
Gross profit	71,449	68,644
Selling, general, and administrative expenses	52,398	49,855
Research and development expenses	5,284	4,544
Royalty expense	2,410	2,446
Restructuring and impairment expenses	25,142	—
(Loss) income from operations	(13,785)	11,799
Interest expense	(9,887)	(9,535)
Interest income	2,199	2,239
Foreign exchange gain (loss)	910	(1,385)
Other income	946	1,134
(Loss) income before income taxes	(19,617)	4,252
Provision for income taxes	4,633	4,230
Net (loss) income	(24,250)	22
Net (loss) income attributable to noncontrolling interests	(36)	671
Net loss attributable to Titan and applicable to common shareholders	$(24,214)	$(649)

Loss per common share:
Basic	$(0.38)	$(0.01)
Diluted	$(0.38)	$(0.01)
Average common shares and equivalents outstanding:
Basic	64,072	63,283
Diluted	64,072	63,283

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	March 31,
	2026	2025
Net (loss) income	$(24,250)	$22
Derivative gain (loss)	31	(8)
Currency translation adjustment	3,020	46,225
Pension liability adjustments, net of tax	145	90
Comprehensive (loss) income	(21,054)	46,329
Net comprehensive (loss) income attributable to noncontrolling interests	(601)	7,622
Comprehensive (loss) income attributable to Titan	$(20,453)	$38,707

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$171,262	$202,879
Accounts receivable, net of allowance of $5,007 and $5,058, respectively	338,496	238,906
Inventories	467,962	470,549
Prepaid and other current assets	73,319	73,638
Total current assets	1,051,039	985,972
Property, plant and equipment, net	439,418	448,910
Operating lease assets	101,874	119,225
Goodwill	29,563	29,563
Intangible assets, net	10,571	10,889
Deferred income taxes	10,570	10,715
Other long-term assets	71,786	67,386
Total assets	$1,714,821	$1,672,660

Liabilities
Current liabilities
Short-term debt	$34,277	$21,185
Accounts payable	278,019	251,715
Operating leases	14,815	13,830
Other current liabilities	152,265	141,514
Total current liabilities	479,376	428,244
Long-term debt	578,305	564,717
Deferred income taxes	6,883	6,138
Operating leases	107,891	111,054
Other long-term liabilities	40,819	40,890
Total liabilities	1,213,274	1,151,043
Commitments and Contingencies
Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued and 64,312,774 outstanding at March 31, 2026; 78,447,035 issued and 63,951,494 outstanding at December 31, 2025)	—	—
Additional paid-in capital	736,818	738,711
Retained earnings	76,355	100,569
Treasury stock (at cost, 14,134,261 shares at March 31, 2026 and 14,495,541 shares at December 31, 2025)	(112,994)	(115,871)
Accumulated other comprehensive loss	(205,268)	(209,029)
Total Titan shareholders’ equity	494,911	514,380
Noncontrolling interests	6,636	7,237
Total equity	501,547	521,617
Total liabilities and equity	$1,714,821	$1,672,660
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2026	63,951,494	$738,711	$100,569	$(115,871)	$(209,029)	$514,380	$7,237	$521,617
Net loss			(24,214)			(24,214)	(36)	(24,250)
Currency translation adjustment, net					3,585	3,585	(565)	3,020
Pension liability adjustments, net of tax					145	145		145
Derivative gain					31	31		31
Stock-based compensation	308,719	(1,893)		2,458		565		565
Issuance of treasury stock under 401(k) plan	52,561	—		419		419		419
Balance March 31, 2026	64,312,774	$736,818	$76,355	$(112,994)	$(205,268)	$494,911	$6,636	$501,547

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2025	63,139,435	$740,223	$164,063	$(122,336)	$(285,877)	$496,073	$(2,417)	$493,656
Net (loss) income			(649)			(649)	671	22
Currency translation adjustment, net					39,274	39,274	6,951	46,225
Pension liability adjustments, net of tax					90	90		90
Derivative loss					(8)	(8)		(8)
Stock-based compensation	453,842	(4,539)		3,614		(925)		(925)
Issuance of treasury stock under 401(k) plan	58,275	(68)		464		396		396
Balance March 31, 2025	63,651,552	$735,616	$163,414	$(118,258)	$(246,521)	$534,251	$5,205	$539,456

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Three months ended March 31,
Cash flows from operating activities:	2026	2025
Net (loss) income	$(24,250)	$22
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	17,073	15,871
Restructuring and impairment expenses	25,142	—
Deferred income tax provision (benefit)	1,212	(793)
Loss on fixed asset and investment sale	64	40
Stock-based compensation	565	(925)
Issuance of stock under 401(k) plan	419	396
Foreign currency (gain) loss	(2,342)	2,759
(Increase) decrease in assets:
Accounts receivable	(98,797)	(97,101)
Inventories	3,438	(5,339)
Prepaid and other current assets	624	(2,358)
Other assets	(4,851)	(1,443)
Increase (decrease) in liabilities:
Accounts payable	25,450	51,188
Other current liabilities	9,162	(1,154)
Other liabilities	565	246
Net cash used for operating activities	(46,526)	(38,591)
Cash flows from investing activities:
Capital expenditures	(13,250)	(15,027)
Proceeds from sale of fixed assets	116	199
Net cash used for investing activities	(13,134)	(14,828)
Cash flows from financing activities:
Proceeds from borrowings	59,247	26,606
Repayments of debt	(32,893)	(8,013)
Other financing activities	(160)	21
Net cash provided by financing activities	26,194	18,614
Effect of exchange rate changes on cash	1,849	13,261
Net decrease in cash and cash equivalents	(31,617)	(21,544)
Cash and cash equivalents, beginning of period	202,879	195,974
Cash and cash equivalents, end of period	$171,262	$174,430

Supplemental information:
Interest paid	$3,396	$3,209
Income taxes paid, net of refunds received	2,137	3,421
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan, the Company or we) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the 2025 Form 10-K). All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

Fair Value of Financial Instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in money market funds of $23.2 million as of March 31, 2026 and $0.2 million as of December 31, 2025, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements.  Our 7.00% senior secured notes due 2028 were carried at a cost of $398.2 million at March 31, 2026 and $398.0 million at December 31, 2025. The fair value of the senior secured notes due 2028, as determined with the assistance of an independent pricing platform using real-time trade data, was approximately $398.3 million and $401.5 million, at March 31, 2026 and December 31, 2025, respectively, which was determined to be a Level 2 fair value measurement.

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

For the three months ended March 31, 2026 and 2025, the Company recognized a net monetary loss of $0.2 million and $1.1 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

Geopolitical and Military Conflict
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

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represented approximately 7% of consolidated assets of Titan as of both March 31, 2026 and December 31, 2025. The Russian operations represented 3% and 4% of consolidated global sales for the three months ended March 31, 2026 and 2025, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Ongoing geopolitical tensions in the Middle East, including the military conflict involving Iran, have contributed to increased volatility in global markets. During the three months ended March 31, 2026, these conditions have not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on the business including higher freight and energy‑related costs and increased foreign currency volatility.

Supplier Financing Program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payments from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's consolidated balance sheets, and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's consolidated statements of cash flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's consolidated balance sheet were $18.9 million at March 31, 2026, and $12.8 million at December 31, 2025.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
Accounts receivable	$343,503	$243,964	$327,042
Allowance for credit losses	(5,007)	(5,058)	(3,778)
Accounts receivable, net	$338,496	$238,906	$323,264

Accounts receivable is reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses during the three months ended March 31, 2026 and 2025, respectively, consisted of the following (amounts in thousands):

	2026	2025
Balance at January 1,	$5,058	$3,232
Provision charged to expense	86	72
Other, including foreign currency translation	(137)	474
Balance at March 31,	$5,007	$3,778

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Raw material	$97,677	$113,122
Work-in-process	48,324	42,591
Finished goods	321,961	314,836
	$467,962	$470,549

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Land and improvements	$47,553	$47,445
Buildings and improvements	286,280	285,537
Machinery and equipment	781,674	769,490
Tools, dies and molds	124,737	123,744
Construction-in-process	48,120	50,627
	1,288,364	1,276,843
Accumulated depreciation and impairment (1)	(848,946)	(827,933)
	$439,418	$448,910
(1) During the three months ended March 31, 2026, the Company recorded asset impairment charges of $8.8 million related to the planned closure of its Jackson manufacturing facility. Refer to Note 13.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Depreciation on property, plant and equipment was $15.9 million and $14.1 million for the three months ended March 31, 2026 and 2025, respectively.

5. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

		March 31, 2026
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(1,000)	$5,000
Trade names	10.00	5,500	(1,146)	4,354
Other intangibles	15.29	3,622	(2,405)	1,217
Total		$15,122	$(4,551)	$10,571

		December 31, 2025
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.50	$6,000	$(880)	$5,120
Trade names	10.00	5,500	(1,008)	4,492
Other intangibles	15.26	3,637	(2,360)	1,277
Total		$15,137	$(4,248)	$10,889

Amortization related to intangible assets was $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

The estimated aggregate amortization expense at March 31, 2026, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

April 1 - December 31, 2026	$962
2027	1,282
2028	1,224
2029	1,153
2030	1,153
Thereafter	4,797
$10,571

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Compensation and benefits	$50,079	$48,766
Accrued insurance benefits	23,039	19,363
Accrued other taxes	18,263	16,692
Accrued interest	12,772	6,248
Warranty	12,568	13,025
Customer rebates and deposits	10,590	9,898
Foreign government grant (1)	2,827	3,530
Other	22,127	23,992
	$152,265	$141,514
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

7. WARRANTY

Changes in the warranty liability during the three months ended March 31, 2026 and 2025, respectively, consisted of the following (amounts in thousands):

	2026	2025
Warranty liability at beginning of the period	$23,569	$22,392
Provision for warranty liabilities	3,039	3,058
Warranty payments made	(3,336)	(3,032)
Warranty liability at end of the period	$23,272	$22,418

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2026
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(1,752)	$398,248
Revolving credit facility	169,000	—	169,000
Titan Europe credit facilities	24,063	—	24,063
Other debt	21,271	—	21,271
Total debt	614,334	(1,752)	612,582
Less amounts due within one year	34,277	—	34,277
Total long-term debt	$580,057	$(1,752)	$578,305

	December 31, 2025
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(1,971)	$398,029
Revolving credit facility	156,000	—	156,000
Titan Europe credit facilities	21,630	—	21,630
Other debt	10,243	—	10,243
Total debt	587,873	(1,971)	585,902
Less amounts due within one year	21,185	—	21,185
Total long-term debt	$566,688	$(1,971)	$564,717

The weighted average interest rates on short-term borrowings due within one year at March 31, 2026 and December 31, 2025, were approximately 4.5% and 3.9%, respectively.

Aggregate principal maturities of debt at March 31, 2026 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

April 1 - December 31, 2026	$20,230
2027	21,788
2028	570,010
2029	602
2030	514
Thereafter	1,190
$614,334
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

Revolving Credit Facility
In connection with the acquisition of Titan Specialty, Titan entered into a domestic credit facility which was effective on February 29, 2024. The credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit and

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. Swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of our 7.00% secured notes due in 2028. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of March 31, 2026, the weighted average interest rate was 5.77%.

The total amount available for borrowing under the credit facility at March 31, 2026 totaled $225.0 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $6.4 million and $169.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility totaled $49.6 million at March 31, 2026.

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

Titan Europe Credit Facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $24.1 million and $21.6 million in aggregate principal amount at March 31, 2026 and December 31, 2025, respectively. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 3.8%.

Other Debt
We have working capital loans at Titan Pneus do Brasil Ltda at varying interest rates between approximately 5.0% and 6.9%, which totaled $21.3 million at March 31, 2026. Similarly, we had a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 5.0% to 6.9%, which totaled $10.2 million at December 31, 2025. The maturity dates on these loans range from one year to two years. We expect to negotiate an extension of the maturity dates on these loans with the applicable financial institutions or to repay the loan, as needed.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit our ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. We were in compliance with these debt covenants at March 31, 2026.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. LEASES

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

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Operating lease ROU assets (1)	Operating lease assets	$101,874	$119,225

Operating lease current liabilities	Operating leases current liabilities	14,815	13,830
Operating lease long-term liabilities	Operating leases long-term liabilities	107,891	111,054
Total operating lease liabilities		$122,706	$124,884

Finance lease, gross	Property, plant & equipment, net	$8,148	$8,024
Finance lease accumulated depreciation	Property, plant & equipment, net	(5,008)	(4,611)
Finance lease, net		$3,140	$3,413

Finance lease current liabilities	Other current liabilities	$1,462	$1,511
Finance lease long-term liabilities	Other long-term liabilities	1,789	2,038
Total finance lease liabilities		$3,251	$3,549

(1) The Company recorded $14.7 million during the three months ended March 31, 2026 associated with impairment of the building right of use (ROU) asset.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At March 31, 2026, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
April 1 - December 31, 2026	$19,322	$1,432
2027	20,172	1,294
2028	17,650	679
2029	15,754	189
2030	14,573	77
Thereafter	106,955	10
Total lease payments	$194,426	$3,681
Less imputed interest	71,720	430
	$122,706	$3,251

Weighted average remaining lease term (in years)	12.17	2.48
Weighted average discount rate	7.27%	7.27%
Supplemental cash flow information related to leases for the three months ended March 31, 2026 were as follows: operating cash flows for operating leases were $6.6 million.

Supplemental cash flow information related to leases for the three months ended March 31, 2025 were as follows: operating cash flows for operating leases were $5.3 million.

10. EMPLOYEE BENEFIT PLANS

We have three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. We also have pension plans covering certain employees of several foreign subsidiaries. We also sponsor a number of defined contribution plans in the U.S. and at foreign subsidiaries. We contributed approximately $0.1 million to the pension plans during the three months ended March 31, 2026 and no amounts are expected to be contributed to these pension plans during the remainder of 2026.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended
	March 31,
	2026	2025
Service cost	$124	$161
Interest cost	867	945
Expected return on assets	(1,278)	(1,329)
Amortization of unrecognized prior service cost and unrecognized (gain) loss	(5)	4
Net periodic pension benefit	$(292)	$(219)
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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
sheets related to our interest in these non-consolidated VIEs and our maximum exposure to loss relating to non-consolidated VIEs as of the dates set forth below were as follows (amounts in thousands):

	March 31, 2026	December 31, 2025
Investments	$15,721	$15,332
Total VIE assets	15,721	15,332
Accounts payable to the non-consolidated VIEs	5,134	4,229
Maximum exposure to loss	$20,855	$19,561

12. ROYALTY EXPENSE

We have trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire at the end of 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2028. We also have a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Total royalty expenses were $2.4 million for both the three months ended March 31, 2026 and 2025, respectively.

13. RESTRUCTURING AND IMPAIRMENT EXPENSES

On March 18, 2026, the Company announced the consolidation of its North American production operations, which will result in the closure of its manufacturing facility in Jackson, Tennessee in October 2026. As part of the closure, the Company expects production currently performed in Jackson to be transitioned to other existing Titan facilities over the next several months and will impact approximately 140 people. This action is part of our ongoing efforts to optimize our manufacturing footprint and improve capacity utilization.

The Company recorded impairment expenses of $23.5 million during the three months ended March 31, 2026 associated with impairment of the building right of use (ROU) asset and certain manufacturing plant and equipment. Further, we accrued $1.6 million during the three months ended March 31, 2026 for severance costs related to the rationalization of certain positions. These costs are included within restructuring and impairment expenses in the Consolidated Statement of Operations.

The impairment loss represents the excess of the assets’ carrying values over their estimated fair values, which were determined using a market approach and Level 3 inputs, including expected net proceeds from the disposal of certain manufacturing equipment and anticipated net sublease income from the building ROU asset. The valuation of the building ROU asset included assumptions related to expected sublease rental rates, vacancy periods and anticipated costs to prepare the facility for leasing.

We estimate that we will incur additional costs associated with the plant closure of approximately $5 million primarily related to severance costs, relocation costs for certain property, plant and equipment and other facility closure related costs. We expect to incur these costs during the remainder of 2026 and 2027.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended
	March 31,
	2026	2025
Pension plan income	$508	$527
Equity investment income	172	174
Loss on sale of assets	(64)	(40)
Other income	330	473
	$946	$1,134

15. INCOME TAXES

We recorded income tax expense of $4.6 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively. The Company's effective income tax rate was (23.6)% and 99.5% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the income tax expense differed each period due to the jurisdictional mix of earnings. The change in the Company's effective income tax rate for each period is due to the fluctuation in the pre-tax income.

The Company’s 2026 and 2025 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings and a valuation allowance on most domestic federal and state operations.

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

The One, Big, Beautiful Bill Act (the Act) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates, with certain provisions effective in 2025 and others implemented through 2027, affecting business taxpayers. Among the tax law changes that will impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, R&D expenditures, and interest expense. The Company is continuing to analyze the impacts of the law change and does not expect a material impact on our financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. LOSS PER SHARE

Loss per share were as follows (amounts in thousands, except per share data):

	Three months ended
	March 31,
	2026	2025
Net loss attributable to Titan and applicable to common shareholders	$(24,214)	$(649)
Determination of shares:
Weighted average shares outstanding (basic)	64,072	63,283
Effect of restricted stock and stock options	—	—
Weighted average shares outstanding (diluted)	64,072	63,283
Loss per common share:
Basic	$(0.38)	$(0.01)
Diluted	$(0.38)	$(0.01)

The effect of restricted stock and stock options has been excluded for both the three months ended March 31, 2026 and March 31, 2025, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the three months ended March 31, 2026 and March 31, 2025 was 0.4 million and 0.8 million, respectively.

17. LITIGATION

We are a party to routine legal proceedings arising out of the normal course of business. Due to the difficult nature of predicting unresolved and future legal claims, we cannot anticipate or predict the material adverse effect on our consolidated financial condition, results of operations, or cash flows as a result of efforts to comply with, or liabilities pertaining to, legal judgments. In the opinion of management, we are not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on our financial position, results of operations, or cash flows.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The tables below present information about certain operating results, separated by market segments, for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three months ended March 31, 2026
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$198,345	$159,514	$147,214	$505,073
Cost of sales	174,330	141,425	117,869	433,624
Gross profit	$24,015	$18,089	$29,345	$71,449
Selling, general and administrative expenses	13,486	13,056	18,673	45,215
Research and development expenses	1,486	2,259	1,006	4,751
Royalty expense	1,550	384	476	2,410
Restructuring and impairment expenses	—	—	25,142	25,142
Segment profit (loss)	$7,493	$2,390	$(15,952)	$(6,069)
Corporate & unallocated expenses				(7,716)
Interest expense				(9,887)
Interest income				2,199
Foreign exchange gain				910
Other income				946
Loss before income taxes				$(19,617)

	Three months ended March 31, 2025
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$197,746	$143,290	$149,672	$490,708
Cost of sales	173,259	128,397	120,408	422,064
Gross profit	$24,487	$14,893	$29,264	$68,644
Selling, general and administrative expenses	12,074	11,021	19,087	42,182
Research and development expenses	1,354	1,849	888	4,091
Royalty expense	1,617	347	482	2,446
Segment profit	$9,442	$1,676	$8,807	$19,925
Corporate & unallocated expenses				(8,126)
Interest expense				(9,535)
Interest income				2,239
Foreign exchange loss				(1,385)
Other income				1,134
Income before income taxes				$4,252

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The tables below present net sales by products and reportable segments for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Agricultural	Earthmoving/Construction	Consumer	Total
Three months ended March 31, 2026
Wheels and Tires [including assemblies]	$187,239	$69,675	$138,239	$395,153
Undercarriage systems and components	11,106	89,839	8,975	109,920
Total	$198,345	$159,514	$147,214	$505,073

	Agricultural	Earthmoving/Construction	Consumer	Total
Three months ended March 31, 2025
Wheels and Tires [including assemblies]	$188,367	$54,413	$142,175	$384,955
Undercarriage systems and components	9,379	88,877	7,497	105,753
Total	$197,746	$143,290	$149,672	$490,708

Depreciation and amortization expense by segment were as follows as of the periods set forth below (amounts in thousands):

	Agricultural	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Three months ended March 31, 2026	$6,513	$5,239	$4,835	$486	$17,073
Three months ended March 31, 2025	6,158	4,463	4,661	589	15,871

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2026	$(215,842)	$436	$6,377	$(209,029)
Currency translation adjustments	3,585	—	—	3,585
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	145	145
Derivative gain	—	31	—	31
Balance at March 31, 2026	$(212,257)	$467	$6,522	$(205,268)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2025	$(289,678)	$505	$3,296	$(285,877)
Currency translation adjustments, net	39,274	—	—	39,274
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	90	90
Derivative loss	—	(8)	—	(8)
Balance at March 31, 2025	$(250,404)	$497	$3,386	$(246,521)

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations (MD&A) is designed to provide a reader of the financial statements included in this quarterly report with a narrative from the perspective of the management of Titan International, Inc. (Titan, the Company or we) on our financial condition, results of operations, liquidity, and other factors that may affect our future results. The MD&A in this quarterly report should be read in conjunction with the condensed consolidated financial statements and other financial information included elsewhere in this quarterly report and the MD&A and audited consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the 2025 Form 10-K).

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
Readers of this Form 10-Q should understand that these forward-looking statements are based on the Company’s current expectations and assumptions about future events and are subject to a number of risks, uncertainties, and changes in circumstances that are difficult to predict, including those described in “Item 1A – Risk Factors” in Part I of the 2025 Form 10-K and “Item 1A – Risk Factors” in Part II of this quarterly report on Form 10-Q, certain of which are beyond the Company’s control.

Actual results could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various factors, including:
•changes in the Company’s end-user markets into which the Company sells its products as a result of domestic and world economic or regulatory influences or otherwise;
•uncertainties from political or electoral changes in the United States, Europe and elsewhere, including the current and possible future tariffs being imposed by various countries on imported goods and the currently dynamic and uncertain tariff policy environment;
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
•the effect of ongoing geopolitical tensions in the Middle East, including the military conflict involving Iran on global markets;
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

MARKET CONDITIONS AND OUTLOOK

Agricultural Market Outlook
The agricultural market is affected by related commodity prices and farmer income, among other variables. The end customer demand in the agricultural markets in North America and Europe are currently experiencing a mix of customer demand levels as OEMs expect favorable demand in small agricultural products as compared to a continued slowdown in demand for large agricultural products. The mix in demand levels has been and continues to be further exacerbated by the dynamic and uncertain

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
tariff policy environment, including the imposition of tariffs by the United States and other countries throughout the world, and responses thereto, including litigation, which has created uncertainty in the global markets including impact on farmer sentiment. Amid the evolving global tariff situation, Titan is in a uniquely advantaged position among its competitors, having manufacturing capabilities that are strategically located in the key markets we serve. In addition, some mid to long term global market trends anticipate population growth, a shift in consumer preference toward higher protein diets, and the pressures to replace an aging large equipment fleet in favor of newer and higher productivity technology. The Company expects that the underlying market trends mentioned above will provide future support for the mid to long-term demand for the Company's products. However, many variables, including weather, volatility in the price of commodities, geopolitical conflicts causing disruption to supply chain and market demand, increased input costs, the demand for used equipment, export markets, foreign currency exchange rates, interest rates, government policies including subsidies, and uncertainty surrounding the dynamic and uncertain tariff policy environment including tariffs imposed by the United States and reciprocated by other countries, can greatly affect the Company's performance in the agricultural market in a given period.

Earthmoving/Construction Market Outlook
The earthmoving/construction segment is affected by many variables, including commodity prices, uncertainty surrounding the imposition of tariffs as mentioned above, road construction, infrastructure, government appropriations, housing starts, geopolitical conflicts, and other macroeconomic drivers. The construction market is primarily driven by country-specific GDP and the need for infrastructure developments. The earthmoving/construction markets are currently experiencing an improvement in OEM demand due to stronger mining capital budgets and forecasted GDP growth in many of the countries in which Titan's earthmoving/construction products are sold. The mining industry continues to experience growth given the increased demand in natural resources industries. Mineral commodity prices are at relatively high levels, which should also support the forecasted mid- to long-term growth. However, as noted above, numerous variables can affect the Company's sales of earthmoving/construction products in any given period.

Consumer Market Outlook
The consumer market consists of several distinct product lines within different regions. These products include specialty tires and products under several leading brands, including Carlstar, ITP and Marastar brands within powersports, outdoor power equipment and high-speed trailers. The consumer market also includes light truck tires sold into Latin America and other specialty products, including custom mixing of rubber stock, and train brakes. The market for our specialty products is expected to experience modest growth for the remainder of 2026, particularly in North America. The consumer segment pace of growth can vary from period to period and is affected by many macroeconomic variables including but not limited to inflationary impacts, consumer spending, interest rates, government policies, geopolitical conflicts, and uncertainty surrounding tariffs, as mentioned above. As previously stated, we believe that our ownership of manufacturing capabilities and partnerships with suppliers that are strategically located puts us in a uniquely advantaged position to allow us to respond to some of the challenges presented by the current tariff situation.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended
(Amounts in thousands, except percentages)	March 31,
	2026	2025	% Increase/(Decrease)
Net sales	$505,073	$490,708	2.9%
Cost of sales	433,624	422,064	2.7%
Gross profit	71,449	68,644	4.1%
Gross profit %	14.1%	14.0%	0.7%
Selling, general and administrative expenses	52,398	49,855	5.1%
Research and development expenses	5,284	4,544	16.3%
Royalty expense	2,410	2,446	(1.5)%
Restructuring and impairment expenses	25,142	—	100.0%
(Loss) income from operations	$(13,785)	$11,799	(216.8)%

Net Sales
Net sales for the three months ended March 31, 2026 were $505.1 million, compared to $490.7 million in the comparable period of 2025. The increase was driven by foreign currency translation, which contributed approximately 3.7% to net sales growth, largely due to the strengthening of the Brazilian real and euro against the U.S. dollar and favorable pricing related to higher input costs. These increases were partially offset by lower sales volumes resulting from reduced customer demand in the consumer and agricultural segments due to challenging market conditions.

Gross Profit
Gross profit for the three months ended March 31, 2026 was $71.4 million, or 14.1% of net sales, compared to $68.6 million, or 14.0% of net sales, for the three months ended March 31, 2025. The improvement in gross profit and margin was driven by cost reduction and productivity initiatives continued to be executed across our global production facilities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2026 were $52.4 million, or 10.4% of net sales, compared to $49.9 million, or 10.2% of net sales, for the three months ended March 31, 2025. The increase in SG&A expenses was primarily attributable to inflationary cost impacts, including higher personnel‑related costs.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended March 31, 2026 were $5.3 million, or 1.0% of net sales, compared to $4.5 million, or 0.9% of net sales, for the comparable period in 2025. The increase in R&D spending reflects ongoing initiatives to enhance product designs and a continued focus on innovation and quality improvements.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire in 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2028. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses for both the three months ended March 31, 2026 and March 31, 2025 were $2.4 million, or 0.5% of net sales.

Restructuring and Impairment Expenses
On March 18, 2026, the Company announced the consolidation of its North American production operations, which will result in the closure of its manufacturing facility in Jackson, Tennessee in October 2026. As a result, we recorded $25.1 million of restructuring and impairment expenses during the three months ended March 31, 2026. These charges consisted of $23.5

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
million associated with impairment of the building ROU asset and certain manufacturing plant and equipment, and $1.6 million related to severance costs associated with the elimination of certain positions.

(Loss) Income from Operations
Loss from operations for the three months ended March 31, 2026 was $13.8 million, compared to income from operations of $11.8 million for the three months ended March 31, 2025. The change in (loss) income from Operations was primarily due to the restructuring and impairment charges discussed above.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $9.9 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by higher borrowings under our credit facilities.

Interest Income
Interest income was $2.2 million for both the three months ended March 31, 2026 and 2025.

Foreign Exchange Gain (Loss)
Foreign exchange gain was $0.9 million for the three months ended March 31, 2026, compared to a $1.4 million loss for the three months ended March 31, 2025. The change in foreign exchange gain (loss) was primarily attributable to the fluctuations in exchange rates in certain geographies in which we conduct business.

Other Income
Other income was $0.9 million for the three months ended March 31, 2026, as compared to other income of $1.1 million in the comparable period of 2025, remaining generally consistent for the quarterly periods year over year.

Provision for Income Taxes
The Company recorded income tax expense of $4.6 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively. The Company's effective income tax rate was (23.6)% and 99.5% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the income tax expense differed each period due to the jurisdictional mix of earnings. The change in the Company's effective income tax rate for each period is due to the fluctuation in the pre-tax income as discussed previously.

The Company’s 2026 and 2025 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings and a valuation allowance on most domestic federal and state operations.

Net (Loss) Income and Loss per Share
Net loss for the three months ended March 31, 2026 was $24.3 million, compared to net income of $0.0 million for the same period in 2025. Basic and diluted loss per share was $0.38 for the three months ended March 31, 2026, compared to basic and diluted loss per share of $0.01 in the prior year period. The change in net (loss) income and loss per share was primarily driven by the factors discussed above.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended March 31, 2026	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$198,345	$159,514	$147,214	$—	$505,073
Gross profit	24,015	18,089	29,345	—	71,449
Profit margin	12.1%	11.3%	19.9%	—	14.1%
Income (loss) from operations	7,493	2,390	(15,952)	(7,716)	(13,785)
Three months ended March 31, 2025
Net sales	$197,746	$143,290	$149,672	$—	$490,708
Gross profit	24,487	14,893	29,264	—	68,644
Profit margin	12.4%	10.4%	19.6%	—	14.0%
Income (loss) from operations	9,442	1,676	8,807	(8,126)	11,799

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2026	2025	% Increase/ (Decrease)
Net sales	$198,345	$197,746	0.3%
Gross profit	24,015	24,487	(1.9)%
Profit margin	12.1%	12.4%	(2.4)%
Income from operations	7,493	9,442	(20.6)%

Net sales in the agricultural segment were $198.3 million for the three months ended March 31, 2026, as compared to $197.7 million for the comparable period in 2025. Foreign currency translation had a favorable impact on sales of approximately 3.1%, which was partially offset by lower sales volumes in the Americas, driven by lower farm income, higher financing costs, and continued inventory reduction initiatives by OEM customers.

Gross profit in the agricultural segment was $24.0 million for the three months ended March 31, 2026, as compared to $24.5 million in the comparable period in 2025.  The change in gross profit was primarily due to lower sales volumes and the resulting reduced fixed cost leverage.

Income from operations in the Company's agricultural segment was $7.5 million for the three months ended March 31, 2026, as compared to income of $9.4 million for the three months ended March 31, 2025. The overall change in income from operations was primarily a result of higher SG&A expenses driven by general inflationary cost impacts, including higher personnel-related costs, as well as lower gross profit.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2026	2025	% Increase
Net sales	$159,514	$143,290	11.3%
Gross profit	18,089	14,893	21.5%
Profit margin	11.3%	10.4%	8.7%
Income from operations	2,390	1,676	42.6%

The Company's earthmoving/construction segment net sales were $159.5 million for the three months ended March 31, 2026, as compared to $143.3 million in the comparable period in 2025. The increase was driven by higher sales volumes in the Americas and the Europe Wheel business, reflecting increased demand from construction OEM customers. Foreign currency translation also had a favorable impact on net sales of approximately 6.1%.

Gross profit in the earthmoving/construction segment was $18.1 million for the three months ended March 31, 2026, as compared to $14.9 million for the three months ended March 31, 2025. The increase in gross profit was mainly driven by higher sales volumes and improved fixed cost leverage.

The Company's earthmoving/construction segment income from operations was $2.4 million for the three months ended March 31, 2026, as compared to $1.7 million for the three months ended March 31, 2025. The increase in operating income was primarily driven by higher gross profit.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended
	March 31,
	2026	2025	% Increase/ (Decrease)
Net sales	$147,214	$149,672	(1.6)%
Gross profit	29,345	29,264	0.3%
Profit margin	19.9%	19.6%	1.5%
(Loss) income from operations	(15,952)	8,807	(281.1)%

Consumer segment net sales were $147.2 million for the three months ended March 31, 2026, as compared to $149.7 million for the three months ended March 31, 2025. The change was primarily attributable to lower sales volumes, reflecting volatile market conditions related to tariffs and higher interest rates. These declines were partially offset by favorable pricing for the Company's products, reflecting higher input costs, and a positive foreign currency translation impact of approximately 2.3%, primarily due to the strengthening of the euro and Canadian dollar relative to the U.S. dollar.

Gross profit from the consumer segment was $29.3 million for both the three months ended March 31, 2026, and March 31, 2025. Despite lower sales volumes, gross profit was comparable to the prior year due to cost reduction and productivity initiatives that continued to be implemented across the Company’s global manufacturing operations.

Consumer segment loss from operations was $16.0 million for the three months ended March 31, 2026, as compared to income of $8.8 million for the three months ended March 31, 2025. The change was primarily attributable to $25.1 million of restructuring and impairment charges recognized during the three months ended March 31, 2026, related to the closure of the Company’s manufacturing facility in Jackson, Tennessee.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated corporate expenses of $7.7 million for the three months ended March 31, 2026, as compared to $8.1 million for the three months ended March 31, 2025. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The decrease for the three months ended March 31, 2026 was mainly driven by the reduction in professional service fees.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of March 31, 2026, the Company reported $171.3 million of cash, which decreased as compared to the December 31, 2025 balance of $202.9 million, due to the net effect of the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Three months ended March 31,
	2026	2025	Change
Net (loss) income	$(24,250)	$22	$(24,272)
Depreciation and amortization	17,073	15,871	1,202
Restructuring and impairment expenses	25,142	—	25,142
Deferred income tax (benefit) provision	1,212	(793)	2,005
Foreign currency loss	(2,342)	2,759	(5,101)
Accounts receivable	(98,797)	(97,101)	(1,696)
Inventories	3,438	(5,339)	8,777
Prepaid and other current assets	624	(2,358)	2,982
Accounts payable	25,450	51,188	(25,738)
Other current liabilities	9,162	(1,154)	10,316
Other liabilities	565	246	319
Other operating activities	(3,803)	(1,932)	(1,871)
Cash used for operating activities	$(46,526)	$(38,591)	$(7,935)

During the three months ended March 31, 2026, cash flows used for operating activities were $46.5 million. This cash outflow was primarily driven by an increase in working capital. The increase in accounts receivable was largely attributable to seasonality, as sales increased by $94.6 million during the first quarter of 2026 compared to the fourth quarter of 2025. In response to higher operating activity, accounts payable also increased during the first quarter of 2026 compared to year end 2025. Inventory levels decreased, reflecting efforts to proactively manage inventory while supporting customer demand in the subsequent quarter.

Cash used for operating activities increased by $7.9 million when comparing the three months ended March 31, 2026 to the comparable period in 2025, primarily due to working capital changes.

Summary of the components of cash conversion cycle:

	March 31,	December 31,	March 31,
	2026	2025	2025
Days sales outstanding	61	53	60
Days inventory outstanding	109	124	103
Days payable outstanding	(64)	(66)	(64)
Cash conversion cycle	106	111	99

Cash conversion cycle increased by 7 days when comparing March 31, 2026 to March 31, 2025. The change was primarily driven by an increase in days inventory outstanding due to higher material costs and level of inventory to mitigate certain supply chain constraints during the three months ended March 31, 2026, compared to the corresponding period in 2025.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Three months ended March 31,
	2026	2025	Change
Capital expenditures	$(13,250)	$(15,027)	$1,777
Proceeds from sale of fixed assets	116	199	(83)
Cash used for investing activities	$(13,134)	$(14,828)	$1,694

During the three months ended March 31, 2026, Titan reported a net cash outflow from investing activities of $13.1 million, as compared to the $14.8 million outflow recorded in the corresponding period of 2025. This change was primarily due to lower capital expenditures in 2026. The reduction in capital spending in 2026 reflected Titan's efforts to optimize cashflow management. These capital expenditures were aimed at replacing and enhancing plant equipment, as well as acquiring new tools, dies, and molds to support new product development initiatives.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Three months ended March 31,
	2026	2025	Change
Proceeds from borrowings	$59,247	$26,606	$32,641
Payment on debt	(32,893)	(8,013)	(24,880)
Other financing activities	(160)	21	(181)
Cash provided by financing activities	$26,194	$18,614	$7,580

During the three months ended March 31, 2026, $26.2 million of cash was provided by financing activities. This inflow was primarily driven by $59.2 million in borrowings to support increased working capital requirements, partially offset by $32.9 million in debt repayments.

During the three months ended March 31, 2025, $18.6 million of cash was provided by financing activities. This cash inflow was due to $26.6 million in borrowings to meet working capital requirements, partially offset by $8.0 million in debt repayments.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at March 31, 2026.

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

Summarized Balance Sheets:

(Amounts in thousands)	March 31, 2026	December 31, 2025
Assets
Current assets	$82,956	$59,860
Property, plant, and equipment, net	87,591	89,096
Intercompany accounts receivable from non-guarantor subsidiaries, net	685,293	680,039
Other long-term assets	72,882	71,839
Liabilities
Current liabilities	92,184	77,406
Long-term debt	567,248	554,029
Other long-term liabilities	2,718	2,922

Summarized Statement of Operations:

(Amounts in thousands)	Three months ended
March 31, 2026
Net sales	$137,134
Gross profit	16,154
Loss from operations	(1,058)
Net loss	(7,668)

Liquidity Outlook
The Company does not anticipate significant liquidity constraints during the foreseeable future. At March 31, 2026, the Company reported $171.3 million of cash and cash equivalents. This amount included $145.3 million held in foreign countries.

As of March 31, 2026, there were $169.0 million of borrowings outstanding under the Company's $225.0 million credit facility. Titan's availability under this credit facility may be less than $225.0 million as of any particular date, as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's total amount available for borrowing under the credit facility at March 31, 2026 totaled $225.0 million. With outstanding letters of credit totaling $6.4 million and $169.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility at March 31, 2026 totaled $49.6 million.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Cash payments for interest are currently forecasted to between $35 million and $38 million for the remainder of 2026 based on March 31, 2026 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $28 million to be paid in April and October for the 7.00% senior secured notes, and between $7 million and $10 million of payments on credit facilities, which are variable dependent upon on the prevailing rates and outstanding debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets may also be a means to provide for future liquidity needs.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2025 Form 10-K. As discussed in the 2025 Form 10-K, the preparation of the Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1. "Basis of Presentation and Significant Accounting Policies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q, for a discussion of the Company’s updated accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Titan is exposed to market risks, including changes in foreign currency exchange rates and interest rates, and commodity price fluctuations. Our exposure to market risk has not changed materially since December 31, 2025. For quantitative and qualitative disclosures about market risk, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk included in the 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of fiscal year 2026 and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the additional risk factor set forth below, there have been no material changes from the risk factors disclosed in Item 1A. "Risk Factors" of the 2025 Form 10-K.

Geopolitical and Military Conflict Risks
Ongoing military conflicts, particularly the current military confits involving the United States, Israel and Iran, and heightened geopolitical tensions have contributed to increased volatility in global economic conditions, including disruptions to supply chains, fluctuations in commodity and energy prices, and increased transportation costs. While we do not have material operations in regions directly affected by active military conflict, these developments have had, and may continue to have, indirect effects on our business.

The ultimate impact of these conflicts remains uncertain and depends on factors beyond our control, including the duration and geographic scope of the conflicts, governmental responses such as sanctions or trade restrictions, and the effects on global financial markets. Prolonged or expanded military conflict could adversely affect customer demand, supplier availability, costs, and our results of operations or financial condition.

Given this factor, we are continuing to assess the potential impact of these military conflicts and increased geopolitical tensions on our business, financial condition and results of operations, which remains uncertain, given the fluid and changing nature of these events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not effect any stock repurchases during the three months ended March 31, 2026.

Refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for information on debt restrictions associated with payment of dividends.

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the First Quarter

During the fiscal quarter ended March 31, 2026, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	April 29, 2026	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TONY C. EHELI
Tony C. Eheli
SVP and Chief Financial Officer
(Principal Financial Officer)