Form 10-Q
period 2026-06-30
TITAN INTERNATIONAL INC
filed 2026-07-30
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2026
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

As of July 20, 2026, there were 64,542,352 shares of Titan International, Inc. common stock, $0.0001 par value, outstanding.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net sales	$484,766	$460,830	$989,839	$951,538
Cost of sales	409,842	391,557	843,466	813,621
Gross profit	74,924	69,273	146,373	137,917
Selling, general, and administrative expenses	52,722	52,353	105,120	102,208
Research and development expenses	5,401	4,341	10,685	8,885
Royalty expense	2,653	2,419	5,063	4,865
Restructuring and impairment expenses	834	—	25,976	—
Income (loss) from operations	13,314	10,160	(471)	21,959
Interest expense	(10,047)	(9,673)	(19,934)	(19,208)
Interest income	2,463	2,455	4,662	4,694
Foreign exchange gain (loss)	58	(2,995)	968	(4,380)
Other income	548	1,140	1,494	2,274
Income (loss) before income taxes	6,336	1,087	(13,281)	5,339
(Benefit) provision for income taxes	(4)	4,691	4,629	8,921
Net income (loss)	6,340	(3,604)	(17,910)	(3,582)
Net income attributable to noncontrolling interests	576	941	540	1,612
Net income (loss) attributable to Titan and applicable to common shareholders	$5,764	$(4,545)	$(18,450)	$(5,194)

Earnings (loss) per common share:
Basic	$0.09	$(0.07)	$(0.29)	$(0.08)
Diluted	$0.09	$(0.07)	$(0.29)	$(0.08)
Average common shares and equivalents outstanding:
Basic	64,384	63,722	64,229	63,504
Diluted	64,504	63,722	64,229	63,504

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	June 30,
	2026	2025
Net income (loss)	$6,340	$(3,604)
Derivative (loss)	(49)	(43)
Currency translation adjustment	587	39,477
Pension liability adjustments, net of tax	(144)	(25)
Comprehensive income	6,734	35,805
Net comprehensive income attributable to noncontrolling interests	2,020	1,406
Comprehensive income attributable to Titan	$4,714	$34,399

	Six months ended
	June 30,
	2026	2025
Net (loss) income	$(17,910)	$(3,582)
Derivative (loss)	(18)	(51)
Currency translation adjustment	3,607	85,702
Pension liability adjustments, net of tax	1	65
Comprehensive (loss) income	(14,320)	82,134
Net comprehensive income attributable to noncontrolling interests	1,419	9,028
Comprehensive (loss) income attributable to Titan	$(15,739)	$73,106
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$179,785	$202,879
Accounts receivable, net of allowance of $5,261 and $5,058, respectively	317,216	238,906
Inventories	479,993	470,549
Prepaid and other current assets	76,429	73,638
Total current assets	1,053,423	985,972
Property, plant and equipment, net	439,201	448,910
Operating lease assets	99,226	119,225
Goodwill	29,563	29,563
Intangible assets, net	10,259	10,889
Deferred income taxes	15,323	10,715
Other long-term assets	75,180	67,386
Total assets	$1,722,175	$1,672,660

Liabilities
Current liabilities
Short-term debt	$34,401	$21,185
Accounts payable	294,270	251,715
Operating leases	14,665	13,830
Other current liabilities	155,139	141,514
Total current liabilities	498,475	428,244
Long-term debt	558,850	564,717
Deferred income taxes	6,843	6,138
Operating leases	105,878	111,054
Other long-term liabilities	42,208	40,890
Total liabilities	1,212,254	1,151,043
Commitments and Contingencies
Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued and 64,485,180 outstanding at June 30, 2026; 78,447,035 issued and 63,951,494 outstanding at December 31, 2025)	—	—
Additional paid-in capital	737,085	738,711
Retained earnings	82,119	100,569
Treasury stock (at cost, 13,961,855 shares at June 30, 2026 and 14,495,541 shares at December 31, 2025)	(111,621)	(115,871)
Accumulated other comprehensive loss	(206,318)	(209,029)
Total Titan shareholders’ equity	501,265	514,380
Noncontrolling interests	8,656	7,237
Total equity	509,921	521,617
Total liabilities and equity	$1,722,175	$1,672,660
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2026	63,951,494	$738,711	$100,569	$(115,871)	$(209,029)	$514,380	$7,237	$521,617
Net loss			(24,214)			(24,214)	(36)	(24,250)
Currency translation adjustment, net					3,585	3,585	(565)	3,020
Pension liability adjustments, net of tax					145	145		145
Derivative gain					31	31		31
Stock-based compensation	308,719	(1,893)		2,458		565		565
Issuance of treasury stock under 401(k) plan	52,561	—		419		419		419
Balance March 31, 2026	64,312,774	$736,818	$76,355	$(112,994)	$(205,268)	$494,911	$6,636	$501,547
Net income			5,764			5,764	576	6,340
Currency translation adjustment, net					(857)	(857)	1,444	587
Pension liability adjustments, net of tax					(144)	(144)		(144)
Derivative loss					(49)	(49)		(49)
Stock-based compensation	113,220	319		902		1,221		1,221
Issuance of treasury stock under 401(k) plan	59,186	(52)		471		419		419
Balance June 30, 2026	64,485,180	$737,085	$82,119	$(111,621)	$(206,318)	$501,265	$8,656	$509,921

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2025	63,139,435	$740,223	$164,063	$(122,336)	$(285,877)	$496,073	$(2,417)	$493,656
Net (loss) income			(649)			(649)	671	22
Currency translation adjustment, net					39,274	39,274	6,951	46,225
Pension liability adjustments, net of tax					90	90		90
Derivative loss					(8)	(8)		(8)
Stock-based compensation	453,842	(4,539)		3,614		(925)		(925)
Issuance of treasury stock under 401(k) plan	58,275	(68)		464		396		396
Balance March 31, 2025	63,651,552	$735,616	$163,414	$(118,258)	$(246,521)	$534,251	$5,205	$539,456
Net (loss) income			(4,545)			(4,545)	941	(3,604)
Currency translation adjustment, net					39,012	39,012	465	39,477
Pension liability adjustments, net of tax					(25)	(25)		(25)
Derivative loss					(43)	(43)		(43)
Stock-based compensation	148,461	223		1,181		1,404		1,404
Issuance of treasury stock under 401(k) plan	52,963	9		422		431		431
Balance June 30, 2025	63,852,976	$735,848	$158,869	$(116,655)	$(207,577)	$570,485	$6,611	$577,096

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Six months ended June 30,
Cash flows from operating activities:	2026	2025
Net loss	$(17,910)	$(3,582)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	34,293	32,494
Restructuring and impairment expenses	25,976	—
Deferred income tax (benefit) provision	(3,749)	2,410
Loss on fixed asset and investment sale	45	38
Stock-based compensation	1,786	479
Issuance of stock under 401(k) plan	838	827
Foreign currency (gain) loss	(3,332)	6,870
(Increase) decrease in assets:
Accounts receivable	(77,398)	(60,964)
Inventories	(9,559)	(13,172)
Prepaid and other current assets	(2,568)	(3,335)
Other assets	(8,889)	(4,800)
Increase (decrease) in liabilities:
Accounts payable	37,580	24,038
Other current liabilities	12,531	(7,499)
Other liabilities	2,979	1,918
Net cash used for operating activities	(7,377)	(24,278)
Cash flows from investing activities:
Capital expenditures	(26,005)	(25,121)
Proceeds from sale of fixed assets	1,005	275
Net cash used for investing activities	(25,000)	(24,846)
Cash flows from financing activities:
Proceeds from borrowings	76,607	54,936
Repayments of debt	(69,659)	(37,956)
Other financing activities	(193)	(74)
Net cash provided by financing activities	6,755	16,906
Effect of exchange rate changes on cash	2,528	20,913
Net decrease in cash and cash equivalents	(23,094)	(11,305)
Cash and cash equivalents, beginning of period	202,879	195,974
Cash and cash equivalents, end of period	$179,785	$184,669

Supplemental information:
Interest paid	$20,656	$21,168
Income taxes paid, net of refunds received	6,436	8,135
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan, the Company or we) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the 2025 Form 10-K). All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

Fair Value of Financial Instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in money market funds of $12.5 million as of June 30, 2026 and $0.2 million as of December 31, 2025, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements.  Our 7.00% senior secured notes due 2028 were carried at a cost of $398.5 million at June 30, 2026 and $398.0 million at December 31, 2025. The fair value of the senior secured notes due 2028, as determined with the assistance of an independent pricing platform using real-time trade data, was approximately $399.6 million and $401.5 million, at June 30, 2026 and December 31, 2025, respectively, which was determined to be a Level 2 fair value measurement.

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

For the three months ended June 30, 2026 and 2025, the Company recognized a net monetary loss of $0.9 million and $1.3 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

For the six months ended June 30, 2026 and 2025, the Company recognized a net monetary loss of $1.1 million and $2.3 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

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

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represented approximately 7% of consolidated assets of Titan as of both June 30, 2026 and December 31, 2025. For the three months ended June 30, 2026 and 2025, the Russian operations represented 5% of consolidated global sales. For the six months ended June 30, 2026 and 2025, Russian operations represented 4% of consolidated global sales.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The military conflict between Russia and Ukraine has not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on the business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Ongoing geopolitical tensions in the Middle East, including the military conflict involving Iran, have contributed to increased volatility in global markets. During the six months ended June 30, 2026, these conditions have not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on the business including higher freight and energy‑related costs and increased foreign currency volatility.

Supplier Financing Program
A subsidiary of Titan participates in supplier financing programs pursuant to credit agreements between certain suppliers and financial institutions. The program enables those suppliers to receive payments from participating financial institutions prior to the payment date specified in the terms between Titan and the supplier. Titan does not incur annual service fees associated with its enrollment in the supplier financing program. The transactions are at the sole discretion of both the suppliers and the financial institution, and Titan is not a party to the agreement and has no economic interest in the supplier's decision to receive payment prior to the payment date. The terms between Titan and a supplier, including the amount due and scheduled payment dates, are not impacted by a supplier's participation in the program. Amounts due to suppliers who participate in the program are included in the accounts payable line item in Titan's consolidated balance sheets, and Titan’s payments made under the program are reflected in cash flows from operating activities in Titan's consolidated statements of cash flows. For suppliers who participate in a supplier financing program, Titan will pay the financial institution directly rather than the supplier. The confirmed obligations under the supplier financing programs included in the accounts payable line item in Titan's consolidated balance sheet were $21.5 million at June 30, 2026, and $12.8 million at December 31, 2025.

IEEPA Tariff Refunds
During the second quarter of 2026, the Company submitted claims with U.S. Customs and Border Protection seeking refunds of tariffs previously paid under the International Emergency Economic Powers Act ("IEEPA"). The Company accounts for recoveries of IEEPA tariffs under the gain contingency model.

During the quarter ended June 30, 2026, the Company recognized $6.0 million of net tariff refund recoveries, reflecting refunds of previously paid IEEPA tariffs, net of estimated customer obligations associated with such refunds. The benefit was recorded as a reduction to Cost of Goods Sold within the Consolidated Statements of Operations.

Additional tariff refund claims have been submitted and remain subject to review and processing by U.S. Customs and Border Protection. Any additional recoveries will be recognized in the period in which the applicable accounting recognition criteria are satisfied.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively or modified. We are currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Accounts receivable	$322,477	$243,964	$299,277
Allowance for credit losses	(5,261)	(5,058)	(2,001)
Accounts receivable, net	$317,216	$238,906	$297,276

Accounts receivable is reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses during the six months ended June 30, 2026 and 2025, respectively, consisted of the following (amounts in thousands):

	2026	2025
Balance at January 1,	$5,058	$3,232
Provision charged to expense	325	21
Recoveries of accounts receivable	(2)	—
Other, including foreign currency translation	(120)	(1,252)
Balance at June 30,	$5,261	$2,001

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
Raw material	$104,083	$113,122
Work-in-process	47,080	42,591
Finished goods	328,830	314,836
	$479,993	$470,549

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
Land and improvements	$47,050	$47,445
Buildings and improvements	282,073	285,537
Machinery and equipment	803,679	769,490
Tools, dies and molds	126,535	123,744
Construction-in-process	40,168	50,627
	1,299,505	1,276,843
Accumulated depreciation and impairment (1)	(860,304)	(827,933)
	$439,201	$448,910
(1) During the three months ended and six months ended June 30, 2026, the Company recorded asset impairment charges of $0.0 million and $8.8 million, respectively, related to the planned closure of its Jackson manufacturing facility. Refer to Note 13.

Depreciation on property, plant and equipment was $16.2 million and $15.0 million for the three months ended June 30, 2026 and 2025, respectively and $32.1 million and $29.1 million for the six months ended June 30, 2026 and 2025, respectively.

5. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

		June 30, 2026
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.5	$6,000	$(1,120)	$4,880
Trade names	10.0	5,500	(1,283)	4,217
Other intangibles	15.3	3,618	(2,456)	1,162
Total		$15,118	$(4,859)	$10,259

		December 31, 2025
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.5	$6,000	$(880)	$5,120
Trade names	10.0	5,500	(1,008)	4,492
Other intangibles	15.3	3,637	(2,360)	1,277
Total		$15,137	$(4,248)	$10,889

Amortization related to intangible assets was $0.3 million for both three months ended June 30, 2026 and 2025, respectively, and $0.6 million for both six months ended June 30, 2026 and 2025, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The estimated aggregate amortization expense at June 30, 2026, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

July 1 - December 31, 2026	$641
2027	1,281
2028	1,233
2029	1,153
2030	1,153
Thereafter	4,798
$10,259

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
Compensation and benefits	$56,430	$48,766
Accrued insurance benefits	23,460	19,363
Accrued other taxes	17,950	16,692
Warranty	12,614	13,025
Customer rebates and deposits	12,637	9,898
Accrued interest	5,464	6,248
Foreign government grant (1)	3,466	3,530
Other	23,118	23,992
	$155,139	$141,514
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

7. WARRANTY

Changes in the warranty liability during the six months ended June 30, 2026 and 2025, respectively, consisted of the following (amounts in thousands):

	2026	2025
Warranty liability at beginning of the period	$23,569	$22,392
Provision for warranty liabilities	6,474	6,397
Warranty payments made	(6,655)	(5,017)
Warranty liability at end of the period	$23,388	$23,772

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. DEBT

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2026
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(1,543)	$398,457
Revolving credit facility	150,000	—	150,000
Titan Europe credit facilities	23,500	—	23,500
Other debt	21,294	—	21,294
Total debt	594,794	(1,543)	593,251
Less amounts due within one year	34,401	—	34,401
Total long-term debt	$560,393	$(1,543)	$558,850

	December 31, 2025
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(1,971)	$398,029
Revolving credit facility	156,000	—	156,000
Titan Europe credit facilities	21,630	—	21,630
Other debt	10,243	—	10,243
Total debt	587,873	(1,971)	585,902
Less amounts due within one year	21,185	—	21,185
Total long-term debt	$566,688	$(1,971)	$564,717

The weighted average interest rates on short-term borrowings due within one year at June 30, 2026 and December 31, 2025, were approximately 4.5% and 3.9%, respectively.

Aggregate principal maturities of debt at June 30, 2026 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

July 1 - December 31, 2026	$20,309
2027	21,508
2028	550,990
2029	702
2030	549
Thereafter	736
$594,794
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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revolving Credit Facility
In connection with the acquisition of Titan Specialty, Titan entered into a domestic credit facility which was effective on February 29, 2024. The credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit and is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. Swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of our 7.00% secured notes due in 2028. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of June 30, 2026, the weighted average interest rate was 5.66%.

The total amount available for borrowing under the credit facility at June 30, 2026 totaled $200.3 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $6.4 million and $150.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility totaled $43.9 million at June 30, 2026.

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

Titan Europe Credit Facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $23.5 million and $21.6 million in aggregate principal amount at June 30, 2026 and December 31, 2025, respectively. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.5% to 3.8%.

Other Debt
We have working capital loans at Titan Pneus do Brasil Ltda at varying interest rates between approximately 5.0% and 6.9%, which totaled $21.3 million at June 30, 2026. Similarly, we had a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 5.0% to 6.9%, which totaled $10.2 million at December 31, 2025. The maturity dates on these loans range from one year to two years. We expect to negotiate an extension of the maturity dates on these loans with the applicable financial institutions or to repay the loan, as needed.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit our ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. We were in compliance with these debt covenants at June 30, 2026.

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

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Operating lease ROU assets (1)	Operating lease assets	$99,226	$119,225

Operating lease current liabilities	Operating leases current liabilities	14,665	13,830
Operating lease long-term liabilities	Operating leases long-term liabilities	105,878	111,054
Total operating lease liabilities		$120,543	$124,884

Finance lease, gross	Property, plant & equipment, net	$8,078	$8,024
Finance lease accumulated depreciation	Property, plant & equipment, net	(5,260)	(4,611)
Finance lease, net		$2,818	$3,413

Finance lease current liabilities	Other current liabilities	$1,358	$1,511
Finance lease long-term liabilities	Other long-term liabilities	1,532	2,038
Total finance lease liabilities		$2,890	$3,549

(1) The Company recorded $14.7 million during the six months ended June 30, 2026 associated with impairment of the building right of use (ROU) asset, associated with the announcement of the planned closure of its Jackson facility. Refer to note 13.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At June 30, 2026, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
July 1 - December 31, 2026	$13,911	$991
2027	20,612	1,315
2028	18,068	695
2029	16,112	204
2030	14,874	82
Thereafter	106,931	10
Total lease payments	$190,508	$3,297
Less imputed interest	69,965	407
	$120,543	$2,890

Weighted average remaining lease term (in years)	12.10	2.35
Weighted average discount rate	7.27%	7.27%
Supplemental cash flow information related to leases for the six months ended June 30, 2026 and June 30, 2025, respectively, were as follows: operating cash flows for operating leases were $11.7 million and $10.5 million, respectively.

10. EMPLOYEE BENEFIT PLANS

We have three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. We also have pension plans covering certain employees of several foreign subsidiaries. We also sponsor a number of defined contribution plans in the U.S. and at foreign subsidiaries. We contributed approximately $0.1 million to the pension plans during the six months ended June 30, 2026 and no amounts are expected to be contributed to these pension plans during the remainder of 2026.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$92	$129	$216	$290
Interest cost	880	936	1,747	1,881
Expected return on assets	(1,280)	(1,385)	(2,558)	(2,714)
Amortization of unrecognized prior service cost and unrecognized (gain) loss	(8)	(1)	(13)	3
Net periodic pension benefit	$(316)	$(321)	$(608)	$(540)
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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2026	December 31, 2025
Investments	$16,693	$15,332
Total VIE assets	16,693	15,332
Accounts payable to the non-consolidated VIEs	4,764	4,229
Maximum exposure to loss	$21,457	$19,561

12. ROYALTY EXPENSE

We have trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire at the end of 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2028. We also have a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Total royalty expenses were $2.7 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and $5.1 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.

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

The Company recorded impairment expenses of $0.0 million and $23.5 million for the three months ended June 30, 2026 and six months ended June 30, 2026, respectively, associated with impairment of the building right of use (ROU) asset and certain manufacturing plant and equipment. Further, we accrued $0.8 million and $2.5 million for the three months ended June 30, 2026 and six months ended June 30, 2026, respectively, for severance costs related to the rationalization of certain positions. These costs are included within restructuring and impairment expenses in the Consolidated Statement of Operations.

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

We estimate that we will incur additional costs associated with the plant closure of approximately $4 million primarily related to severance costs, relocation costs for certain property, plant and equipment and other facility closure related costs. We expect to incur these costs during the remainder of 2026 and 2027.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. OTHER INCOME

Other income consisted of the following (amounts in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Pension plan income	$508	$526	$1,016	$1,053
Equity investment income	843	230	1,015	404
Gain (loss) on asset disposal	(597)	2	(661)	(38)
Other income (loss)	(206)	382	124	855
	$548	$1,140	$1,494	$2,274

15. INCOME TAXES

The Company recorded income tax (benefit) expense of $0.0 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $4.6 million and $8.9 million. The Company's effective income tax rate was (0.1)% and 431.6% for the three months ended June 30, 2026 and 2025, respectively, and (34.9)% and 167.1% for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the income tax expense differed each period due to an overall decrease in foreign pre-tax income slightly offset by a valuation allowance on the domestic operations, and certain discrete tax benefits recorded in 2026.

The Company’s 2026 and 2025 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings and a valuation allowance on most domestic federal and state operations.

The Company continues to monitor the realization of its deferred tax assets and assesses the need for a valuation allowance. The Company analyzes available positive and negative evidence to determine if a valuation allowance is needed based on the weight of the evidence. This objectively verifiable evidence primarily includes the past three years' profit and loss positions. This process requires management to make estimates, assumptions, and judgments that are uncertain in nature. The Company has established valuation allowances with respect to certain deferred tax assets in the U.S. and certain foreign jurisdictions.

The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4th, 2025. The Act contains significant tax law changes with various effective dates, with certain provisions effective in 2025 and others implemented through 2027, affecting business taxpayers. Among the tax law changes that will impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, R&D expenditures, and interest expense. The Company has evaluated the impact of the Act and incorporated the applicable provisions into its income tax accounting. The Company is continuing to analyze the impacts of the law change and does not expect a material impact on our financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were as follows (amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Titan and applicable to common shareholders	$5,764	$(4,545)	$(18,450)	$(5,194)
Determination of shares:
Weighted average shares outstanding (basic)	64,384	63,722	64,229	63,504
Effect of restricted stock and stock options	120	—	—	—
Weighted average shares outstanding (diluted)	64,504	63,722	64,229	63,504
Earnings (loss) per common share:
Basic	$0.09	$(0.07)	$(0.29)	$(0.08)
Diluted	$0.09	$(0.07)	$(0.29)	$(0.08)

The effect of restricted stock and stock options has been excluded for the six months ended June 30, 2026, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the six months ended June 30, 2026 was 0.2 million, respectively.

The effect of restricted stock and stock options has been excluded for the three and six months ended June 30, 2025, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the three and six months ended June 30, 2025 was 0.1 million and 0.4 million, respectively.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
contemplate and execute on business decisions to allocate resources to manage the growth and profitability of each reportable segment and for the Company as a whole. The CODM does not review asset information by segment to manage operations or allocate resources. Therefore, segment assets are not disclosed.

The tables below present information about certain operating results, separated by market segments, for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three months ended June 30, 2026
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$183,637	$154,527	$146,602	$484,766
Cost of sales	162,742	135,216	111,884	409,842
Gross profit	$20,895	$19,311	$34,718	$74,924
Selling, general and administrative expenses	14,370	12,711	19,175	46,256
Research and development expenses	1,664	1,797	1,180	4,641
Royalty expense	1,673	450	530	2,653
Restructuring and impairment expenses	—	—	834	834
Segment profit	$3,188	$4,353	$12,999	$20,540
Corporate & unallocated expenses				(7,226)
Interest expense				(10,047)
Interest income				2,463
Foreign exchange gain				58
Other income				548
Income before income taxes				$6,336

	Six months ended June 30, 2026
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$381,982	$314,041	$293,816	$989,839
Cost of sales	337,072	276,641	229,753	843,466
Gross profit	$44,910	$37,400	$64,063	$146,373
Selling, general and administrative expenses	27,856	25,767	37,848	91,471
Research and development expenses	3,150	4,056	2,186	9,392
Royalty expense	3,223	834	1,006	5,063
Restructuring and impairment expenses	—	—	25,976	25,976
Segment profit (loss)	$10,681	$6,743	$(2,953)	$14,471
Corporate & unallocated expenses				(14,942)
Interest expense				(19,934)
Interest income				4,662
Foreign exchange gain				968
Other income				1,494
Loss before income taxes				$(13,281)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2025
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$193,223	$152,347	$115,260	$460,830
Cost of sales	164,943	134,873	91,741	391,557
Gross profit	$28,280	$17,474	$23,519	$69,273
Selling, general and administrative expenses	13,871	12,494	18,916	45,281
Research and development expenses	1,329	1,652	915	3,896
Royalty expense	1,627	334	458	2,419
Segment profit	$11,453	$2,994	$3,230	$17,677
Corporate & unallocated expenses				(7,517)
Interest expense				(9,673)
Interest income				2,455
Foreign exchange loss				(2,995)
Other income				1,140
Income before income taxes				$1,087

	Six months ended June 30, 2025
	Agriculture	Earthmoving/Construction	Consumer	Total
Net sales	$390,969	$295,637	$264,932	$951,538
Cost of sales	338,202	263,270	212,149	813,621
Gross profit	$52,767	$32,367	$52,783	$137,917
Selling, general and administrative expenses	25,945	23,515	38,003	87,463
Research and development expenses	2,683	3,501	1,803	7,987
Royalty expense	3,244	681	940	4,865
Segment profit	$20,895	$4,670	$12,037	$37,602
Corporate & unallocated expenses				(15,643)
Interest expense				(19,208)
Interest income				4,694
Foreign exchange loss				(4,380)
Other income				2,274
Income before income taxes				$5,339

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The tables below present net sales by products and reportable segments for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Agricultural	Earthmoving/Construction	Consumer	Total
Three months ended June 30, 2026
Wheels and Tires [including assemblies]	$174,504	$53,779	$138,008	$366,291
Undercarriage systems and components	9,133	100,748	8,594	118,475
Total	$183,637	$154,527	$146,602	$484,766

Six months ended June 30, 2026
Wheels and Tires [including assemblies]	$361,743	$123,454	$276,247	$761,444
Undercarriage systems and components	20,239	190,587	17,569	228,395
Total	$381,982	$314,041	$293,816	$989,839

	Agricultural	Earthmoving/Construction	Consumer	Total
Three months ended June 30, 2025
Wheels and Tires [including assemblies]	$182,858	$54,138	$107,561	$344,557
Undercarriage systems and components	10,365	98,209	7,699	116,273
Total	$193,223	$152,347	$115,260	$460,830

Six months ended June 30, 2025
Wheels and Tires [including assemblies]	$371,225	$108,551	$249,736	$729,512
Undercarriage systems and components	19,744	187,086	15,196	222,026
Total	$390,969	$295,637	$264,932	$951,538

Depreciation and amortization expense by segment were as follows as of the periods set forth below (amounts in thousands):

	Agricultural	Earthmoving/Construction	Consumer	Corporate & Unallocated	Total
Three months ended June 30, 2026	$6,408	$5,393	$5,116	$303	$17,220
Six months ended June 30, 2026	12,921	10,632	9,951	789	34,293

Three months ended June 30, 2025	$6,740	$5,314	$4,021	$548	$16,623
Six months ended June 30, 2025	12,898	9,777	8,682	1,137	32,494

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2026	$(212,257)	$467	$6,522	$(205,268)
Currency translation adjustments	(857)	—	—	(857)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	(144)	(144)
Derivative loss	—	(49)	—	(49)
Balance at June 30, 2026	$(213,114)	$418	$6,378	$(206,318)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2026	$(215,842)	$436	$6,377	$(209,029)
Currency translation adjustments	2,728	—	—	2,728
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	1	1
Derivative loss	—	(18)	—	(18)
Balance at June 30, 2026	$(213,114)	$418	$6,378	$(206,318)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at April 1, 2025	$(250,404)	$497	$3,386	$(246,521)
Currency translation adjustments	39,012	—	—	39,012
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	(25)	(25)
Derivative loss	—	(43)	—	(43)
Balance at June 30, 2025	$(211,392)	$454	$3,361	$(207,577)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2025	$(289,678)	$505	$3,296	$(285,877)
Currency translation adjustments, net	78,286	—	—	78,286
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	65	65
Derivative loss	—	(51)	—	(51)
Balance at June 30, 2025	$(211,392)	$454	$3,361	$(207,577)

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
•expectations concerning the performance and success of the Company’s existing and new products; and
•the Company’s consideration and pursuit of potential acquisition and divestiture opportunities and the expectations related to completed acquisitions.
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
•the effect of the market demand cycles on the Company's sales, which have in recent years and may continue to have significant fluctuations;

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
•the impact of any sales of the Company’s shares held by affiliates of American Industrial Partners, including pursuant to the Form S-3 registration statement filed with and declared effective by the Securities and Exchange Commission (the “SEC”) in December 2024;
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

MARKET CONDITIONS AND OUTLOOK

Agricultural Market Outlook
The agricultural market continues to be influenced by commodity prices, farm income levels, interest rates, farmer sentiment, and evolving global trade conditions. End-customer demand across North America and Europe remains mixed, with relatively stronger demand for smaller agricultural equipment, while demand for larger agricultural equipment remains below historical

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
levels. OEMs also continue to manage production schedules and dealer inventory levels in response to market conditions. Recent trade policy developments and tariff-related uncertainty have contributed to cautious purchasing decisions in certain regions. Despite this environment, Titan believes it remains well positioned relative to many competitors due to its manufacturing footprint and local production capabilities in the key markets it serves.

Over the longer term, the Company continues to believe several fundamental industry drivers support agricultural equipment demand, including anticipated population growth, increasing global food consumption, a continued shift toward higher-protein diets, and the eventual replacement cycle associated with an aging fleet of large agricultural equipment. In addition, farmers' ongoing need to improve productivity and efficiency through advanced technologies is expected to support equipment investment over time.

Earthmoving/Construction Market Outlook
The earthmoving/construction market is influenced by a variety of factors, including commodity prices, infrastructure spending, road construction activity, housing starts, government appropriations, geopolitical developments, and broader economic conditions. The construction market is primarily driven by country-specific GDP and infrastructure development activity. Demand has shown signs of improvement in certain OEM channels, although the pace and sustainability of that improvement remain dependent on mining capital spending and overall economic activity in the markets served by Titan. Activity within the mining sector remains favorable, supported by continued demand for commodities and investment in natural resource development. Mineral commodity prices also remain supportive of intermediate- and long-term growth prospects. However, changing economic conditions and other market factors may affect demand for the Company's earthmoving/construction products in any given period.

Consumer Market Outlook
The consumer market consists of several product lines across multiple regions, including specialty tires and related products marketed under the Carlstar, ITP, and Marastar brands for powersports, outdoor power equipment, and high-speed trailer applications. The segment also includes light truck tires sold into Latin America, as well as other specialty products, including custom rubber compounding and train brake components. Demand across the Consumer segment is expected to remain stable through the remainder of 2026, particularly in North America, although the pace of growth may vary based on consumer spending trends, interest rates, inflation, government policies, geopolitical developments, and broader economic conditions. Titan believes its manufacturing capabilities and strategically positioned supplier network provide the flexibility to respond to evolving market conditions.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended			Six months ended
(Amounts in thousands, except percentages)	June 30,			June 30,
	2026	2025	% Increase	2026	2025	% Increase/(Decrease)
Net sales	$484,766	$460,830	5.2%	$989,839	$951,538	4.0%
Cost of sales	409,842	391,557	4.7%	843,466	813,621	3.7%
Gross profit	74,924	69,273	8.2%	146,373	137,917	6.1%
Gross profit %	15.5%	15.0%	3.3%	14.8%	14.5%	2.1%
Selling, general and administrative expenses	52,722	52,353	0.7%	105,120	102,208	2.8%
Research and development expenses	5,401	4,341	24.4%	10,685	8,885	20.3%
Royalty expense	2,653	2,419	9.7%	5,063	4,865	4.1%
Restructuring and impairment expenses	834	—	100.0%	25,976	—	100.0%
Income (loss) from operations	$13,314	$10,160	31.0%	$(471)	$21,959	(102.1)%

Net Sales
Net sales for the three months ended June 30, 2026 were $484.8 million, compared to $460.8 million in the comparable period of 2025. Net sales was primarily driven by higher sales volumes in the Titan Specialty business, reflecting improved demand compared to the prior year period. The increase was also contributed by favorable pricing, which reflected higher input costs, and an improved product mix. In addition, the increase benefited from favorable foreign currency translation, which contributed approximately 2.4% to net sales growth, largely due to the strengthening of the Brazilian real against the U.S. dollar.

Net sales for the six months ended June 30, 2026 were $989.8 million, compared to $951.5 million in the comparable period of 2025. The increase was supported by favorable pricing due to higher input costs, and an improved product mix, and was primarily driven by favorable foreign currency translation, which contributed approximately 3.1% to net sales growth, largely due to the strengthening of the Brazilian real and euro against the U.S. dollar.

Gross Profit
Gross profit for the three months ended June 30, 2026 was $74.9 million, or 15.5% of net sales, compared to $69.3 million, or 15.0% of net sales, for the three months ended June 30, 2025. Gross profit for the six months ended June 30, 2026 was $146.4 million, or 14.8% of net sales, compared to $137.9 million, or 14.5% of net sales, for the six months ended June 30, 2025. The increase in gross profit and gross margin in each of the three and six months periods ended June 30, 2026 as compared to the applicable prior period was driven by cost reduction initiatives continuing to be executed across our global production facilities and $6.0 million of net IEEPA tariff refund recoveries, which were recorded as a reduction of cost of goods sold.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2026 were $52.7 million, or 10.9% of net sales, compared to $52.4 million, or 11.4% of net sales, for the three months ended June 30, 2025. The SG&A expenses were comparable to the prior year period. As a percentage of net sales, SG&A expense decreased due to higher sales volumes and continued focus on cost management initiatives.

Selling, general and administrative expenses for the six months ended June 30, 2026 were $105.1 million, or 10.6% of net sales, compared to $102.2 million, or 10.7% of net sales, for the six months ended June 30, 2025. The increase in SG&A expenses was primarily attributable to inflationary cost impacts, including higher personnel-related costs. As a percentage of net sales, SG&A expense decreased compared to the prior year period, reflecting improved leverage on a higher sales base and continued cost discipline across the organization.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended June 30, 2026 were $5.4 million, or 1.1% of net sales, compared to $4.3 million, or 0.9% of net sales, for the comparable period in 2025. Research and development expenses for the six months ended June 30, 2026 were $10.7 million, or 1.1% of net sales, compared to $8.9 million, or 0.9% of net sales, for the

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
comparable period in 2025. The increase in R&D expenses in each of the three and six months periods ended June 30, 2026 as compared to the applicable prior period was primarily driven by ongoing initiatives to enhance product designs and support innovation and quality improvement efforts, as well as inflationary cost impacts, including higher personnel-related costs.

Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire in 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2028. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses for the three months ended June 30, 2026 were $2.7 million, or 0.5% of net sales, compared to $2.4 million, or 0.5% of net sales, for the three months ended June 30, 2025. Royalty expenses for the six months ended June 30, 2026 were $5.1 million, or 0.5% of net sales, compared to $4.9 million, or 0.5% of net sales, for the six months ended June 30, 2025.

Restructuring and Impairment Expenses
On March 18, 2026, the Company announced the consolidation of its North American production operations, which will result in the closure of its manufacturing facility in Jackson, Tennessee in October 2026. As a result, we recorded $0.8 million of restructuring expenses during the three months ended June 30, 2026 and $26.0 million of restructuring and impairment expenses during the six months ended June 30, 2026. The restructuring expense recognized during the three months period consisted primarily of severance costs associated with the elimination of certain positions. The charges recorded during the six months period consisted of $23.5 million of impairment charges related to the building ROU asset and certain manufacturing plant and equipment, as well as $2.5 million of severance costs associated with workforce reductions resulting from the consolidation initiative.

Income (Loss) from Operations
Income from operations for the three months ended June 30, 2026 was $13.3 million, compared to income from operations of $10.2 million for the three months ended June 30, 2025. The increase in income from operations was primarily driven by the improvement in gross profit discussed above, net tariff refund recoveries, and the continued benefits of cost reduction and productivity initiatives across the Company's global manufacturing operations.

Loss from operations for the six months ended June 30, 2026 was $0.5 million, compared to income from operations of $22.0 million for the six months ended June 30, 2025. The decrease in operating results was primarily attributable to the $26.0 million of restructuring and impairment charges associated with the consolidation of the Company's North American production operations, as discussed above. Excluding these charges, operating results improved over the prior year period, driven by net tariff refund recoveries and continued cost reduction and productivity initiatives.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $10.0 million and $9.7 million for the three months ended June 30, 2026 and 2025, respectively. The interest expense was comparable to the prior year period.

Interest expense was $19.9 million and $19.2 million for the six months ended June 30, 2026 and 2025, respectively, remaining generally consistent year over year.

Interest Income
Interest income was $2.5 million for both the three months ended June 30, 2026 and 2025. Interest income was $4.7 million for both the six months ended June 30, 2026 and 2025.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Foreign Exchange Gain (Loss)
Foreign exchange gain was $0.1 million for the three months ended June 30, 2026, compared to a $3.0 million loss for the three months ended June 30, 2025. The change was primarily driven by favorable translation of intercompany balances at certain foreign subsidiaries. These balances are denominated in local currencies rather than the Company’s reporting currency, the U.S. dollar, and are remeasured each reporting period based on current exchange rates, as they are expected to be settled in the future.

Foreign exchange gain was $1.0 million for the six months ended June 30, 2026, compared to a $4.4 million loss for the six months ended June 30, 2025. The year-over-year change was primarily driven by the same foreign currency remeasurement impacts on intercompany balances discussed above.

Other Income
Other income was $0.5 million for the three months ended June 30, 2026, as compared to other income of $1.1 million in the comparable period of 2025. This change was mainly due to a $0.6 million loss on asset disposals recorded during the second quarter of 2026.

Other income was $1.5 million for the six months ended June 30, 2026, as compared to other income of $2.3 million in the comparable period of 2025. This change was primarily attributable to the loss on asset disposals recorded during the second quarter of 2026.

Provision for Income Taxes
The Company recorded income tax (benefit) expense of $0.0 million and $4.7 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $4.6 million and $8.9 million, respectively. The Company's effective income tax rate was (0.1)% and 431.6% for the three months ended June 30, 2026 and 2025, respectively, and (34.9)% and 167.1% for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the income tax expense differed each period due to an overall decrease in foreign pre-tax income slightly offset by a valuation allowance on the domestic operations, and certain discrete tax benefits recorded in 2026.

The Company’s 2026 and 2025 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings and a valuation allowance on most domestic federal and state operations.

Net Income (Loss) and Earnings (Loss) per Share
Net income for the three months ended June 30, 2026 was $6.3 million, compared to net loss of $3.6 million for the same period in 2025. Basic and diluted earnings per share was 0.09 for the three months ended June 30, 2026, compared to basic and diluted loss per share of $0.07 in the prior year period. The improvement in net income and earnings per share was primarily driven by the factors discussed above.

Net loss for the six months ended June 30, 2026 was $17.9 million, compared to net loss of $3.6 million for the same period in 2025. Basic and diluted loss per share was $0.29 for the six months ended June 30, 2026, compared to basic and diluted loss per share of $0.08 in the prior year period. The change in net loss and loss per share was primarily attributable to the factors discussed above.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended June 30, 2026	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$183,637	$154,527	$146,602	$—	$484,766
Gross profit	20,895	19,311	34,718	—	74,924
Profit margin	11.4%	12.5%	23.7%	—	15.5%
Income (loss) from operations	3,188	4,353	12,999	(7,226)	13,314
Three months ended June 30, 2025
Net sales	$193,223	$152,347	$115,260	$—	$460,830
Gross profit	28,280	17,474	23,519	—	69,273
Profit margin	14.6%	11.5%	20.4%	—	15.0%
Income (loss) from operations	11,453	2,994	3,230	(7,517)	10,160

Six months ended June 30, 2026	Agricultural	Earthmoving/ Construction	Consumer	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$381,982	$314,041	$293,816	$—	$989,839
Gross profit	44,910	37,400	64,063	—	146,373
Profit margin	11.8%	11.9%	21.8%	—	14.8%
Income (loss) from operations	10,681	6,743	(2,953)	(14,942)	(471)
Six months ended June 30, 2025
Net sales	$390,969	$295,637	$264,932	$—	$951,538
Gross profit	52,767	32,367	52,783	—	137,917
Profit margin	13.5%	10.9%	19.9%	—	14.5%
Income (loss) from operations	20,895	4,670	12,037	(15,643)	21,959

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2026	2025	% Decrease	2026	2025	% Decrease
Net sales	$183,637	$193,223	(5.0)%	$381,982	$390,969	(2.3)%
Gross profit	20,895	28,280	(26.1)%	44,910	52,767	(14.9)%
Profit margin	11.4%	14.6%	(21.9)%	11.8%	13.5%	(12.6)%
Income from operations	3,188	11,453	(72.2)%	10,681	20,895	(48.9)%

Net sales in the agricultural segment were $183.6 million for the three months ended June 30, 2026, as compared to $193.2 million for the comparable period in 2025. The change was primarily due to lower sales volumes in the Americas, driven by lower farm income, higher financing costs, and continued inventory reduction initiatives by OEM customers. These factors were partially offset by favorable foreign currency translation, which increased sales by approximately 2.5%.
Gross profit in the agricultural segment was $20.9 million for the three months ended June 30, 2026, as compared to $28.3 million in the comparable period in 2025.  The change in gross profit was primarily attributable to lower sales volumes and the resulting reduction in fixed cost leverage, as well as higher material costs, primarily driven by increased steel prices.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Income from operations in the Company's agricultural segment was $3.2 million for the three months ended June 30, 2026, as compared to income of $11.5 million for the three months ended June 30, 2025. The overall change in income from operations was primarily a result of lower gross profit discussed above.

Net sales in the agricultural segment were $382.0 million for the six months ended June 30, 2026, as compared to $391.0 million for the comparable period in 2025. The change was primarily due to lower sales volumes in the Americas, driven by the same macroeconomic and industry conditions noted above. Favorable foreign currency translation, primarily resulting from the strengthening of the Brazilian real against the U.S. dollar, partially offset the decline and increased sales by approximately 2.8%.

Gross profit in the agricultural segment was $44.9 million for the six months ended June 30, 2026, as compared to $52.8 million in the comparable period in 2025. The change in gross profit was primarily attributable to lower sales volumes and the resulting reduction in fixed cost leverage, as well as inflationary cost pressures, including increases in employee benefit related costs.

Income from operations in the Company's agricultural segment was $10.7 million for the six months ended June 30, 2026, as compared to income of $20.9 million for the six months ended June 30, 2025. The change in income from operations was primarily a result of lower gross profit mentioned previously.

Earthmoving/Construction Segment Results
Earthmoving/construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2026	2025	% Increase	2026	2025	% Increase
Net sales	$154,527	$152,347	1.4%	$314,041	$295,637	6.2%
Gross profit	19,311	17,474	10.5%	37,400	32,367	15.5%
Profit margin	12.5%	11.5%	8.7%	11.9%	10.9%	9.2%
Income from operations	4,353	2,994	45.4%	6,743	4,670	44.4%

The Company's earthmoving/construction segment net sales were $154.5 million for the three months ended June 30, 2026, as compared to $152.3 million in the comparable period in 2025. The increase was driven by favorable foreign currency translation, which increased net sales by approximately 3.2%. This benefit was partially offset by lower sales volumes in North America, which primarily reflected the timing of demand among certain construction OEM customers.

Gross profit in the earthmoving/construction segment was $19.3 million for the three months ended June 30, 2026, as compared to $17.5 million for the three months ended June 30, 2025. The increase in gross profit was mainly driven by $0.9 million of net tariff refund recoveries, as well as cost reduction and productivity initiatives implemented across the Company's production facilities.

The Company's earthmoving/construction segment income from operations was $4.4 million for the three months ended June 30, 2026, as compared to $3.0 million for the three months ended June 30, 2025. The increase was primarily attributable to higher gross profit mentioned previously.

The Company's earthmoving/construction segment net sales were $314.0 million for the six months ended June 30, 2026, as compared to $295.6 million in the comparable period in 2025. The increase was supported by demand in the Europe Wheel and Americas businesses, reflecting stronger demand from customers in those markets, and was primarily driven by favorable foreign currency translation, which increased net sales by approximately 4.6%.

Gross profit in the earthmoving/construction segment was $37.4 million for the six months ended June 30, 2026, as compared to $32.4 million for the six months ended June 30, 2025. The increase was primarily attributable to improved fixed cost absorption, as well as cost reduction and productivity initiatives implemented across the Company's production facilities.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
The Company's earthmoving/construction segment income from operations was $6.7 million for the six months ended June 30, 2026, as compared to $4.7 million for the six months ended June 30, 2025. The increase was primarily driven by the higher gross profit discussed above.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Six months ended
	June 30,			June 30,
	2026	2025	% Increase	2026	2025	% Increase/ (Decrease)
Net sales	$146,602	$115,260	27.2%	$293,816	$264,932	10.9%
Gross profit	34,718	23,519	47.6%	64,063	52,783	21.4%
Profit margin	23.7%	20.4%	16.2%	21.8%	19.9%	9.5%
Income (loss) from operations	12,999	3,230	302.4%	(2,953)	12,037	(124.5)%

Consumer segment net sales were $146.6 million for the three months ended June 30, 2026, as compared to $115.3 million for the three months ended June 30, 2025. The increase was primarily driven by higher sales volumes in the Titan Specialty business, reflecting improved customer demand compared to the prior-year period, which was impacted by a temporary slowdown related to tariff uncertainty. The increase also benefited from favorable pricing, reflecting higher input costs and a positive foreign currency translation impact of approximately 1.2%.

Gross profit from the consumer segment was $34.7 million for the three months ended June 30, 2026, as compared to $23.5 million for the three months ended June 30, 2025. The increase was primarily driven by higher sales volumes and the impact on fixed cost leverage, as well as $4.7 million of net tariff refund recoveries, which were recorded as a reduction of cost of goods sold.

Consumer segment income from operations was $13.0 million for the three months ended June 30, 2026, as compared to income of $3.2 million for the three months ended June 30, 2025. The increase was primarily driven by the higher gross profit.

Consumer segment net sales were $293.8 million for the six months ended June 30, 2026, as compared to $264.9 million for the six months ended June 30, 2025. The increase was primarily driven by higher sales volumes, reflecting improved demand compared to the prior year period, discussed above. The increase also benefited from favorable pricing, reflecting higher input costs, and a positive foreign currency translation impact of approximately 1.8%.

Gross profit from the consumer segment was $64.1 million for the six months ended June 30, 2026, as compared to $52.8 million for the six months ended June 30, 2025. The gross profit increase was driven by increased sales volumes resulting in improved fixed-cost leverage, and $4.7 million of net tariff refund recoveries recorded as a reduction of cost of goods sold.

Consumer segment loss from operations was $3.0 million for the six months ended June 30, 2026, as compared to income of $12.0 million for the six months ended June 30, 2025. The change was primarily attributable to $26.0 million of restructuring and impairment charges recognized during the six months ended June 30, 2026, related to the closure of the Company’s manufacturing facility in Jackson, Tennessee.

Corporate & Unallocated Expenses
Income from operations on a segment basis did not include unallocated corporate expenses of $7.2 million and $14.9 million for the three and six months ended June 30, 2026, respectively, as compared to $7.5 million and $15.6 million for the three and six months ended June 30, 2025, respectively. Unallocated expenses are primarily comprised of corporate selling, general and administrative expenses. The decrease for the three months ended June 30, 2026 was mainly driven by lower professional service fees and software expenses. The decrease for the six months ended June 30, 2026 was primarily attributable to lower professional service fees.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of June 30, 2026, the Company reported $179.8 million of cash, which decreased as compared to the December 31, 2025 balance of $202.9 million, due to the net effect of the following items:

Operating Cash Flows
Summary of cash flows from operating activities:

(Amounts in thousands)	Six months ended June 30,
	2026	2025	Change
Net loss	$(17,910)	$(3,582)	$(14,328)
Depreciation and amortization	34,293	32,494	1,799
Restructuring and impairment expenses	25,976	—	25,976
Deferred income tax (benefit) provision	(3,749)	2,410	(6,159)
Foreign currency (gain) loss	(3,332)	6,870	(10,202)
Accounts receivable	(77,398)	(60,964)	(16,434)
Inventories	(9,559)	(13,172)	3,613
Prepaid and other current assets	(2,568)	(3,335)	767
Accounts payable	37,580	24,038	13,542
Other current liabilities	12,531	(7,499)	20,030
Other liabilities	2,979	1,918	1,061
Other operating activities	(6,220)	(3,456)	(2,764)
Cash used for operating activities	$(7,377)	$(24,278)	$16,901

During the six months ended June 30, 2026, cash flows used for operating activities were $7.4 million. This cash outflow was primarily driven by an increase in working capital. The increase in accounts receivable was largely attributable to seasonality, as sales increased by $74.3 million during the second quarter of 2026 compared to the fourth quarter of 2025. In response to higher operating activity, accounts payable also increased during the second quarter of 2026 compared to year end 2025. Inventory levels increased modestly to support customer demand, while inventory management initiatives contributed to lower days inventory outstanding compared with the prior year.

Cash used for operating activities increased by $16.9 million when comparing the six months ended June 30, 2026 to the comparable period in 2025, primarily due to working capital changes.

Summary of the components of cash conversion cycle:

	June 30,	December 31,	June 30,
	2026	2025	2025
Days sales outstanding	60	53	59
Days inventory outstanding	112	124	116
Days payable outstanding	(69)	(66)	(64)
Cash conversion cycle	103	111	111

Cash conversion cycle decreased by 8 days when comparing June 30, 2026 to June 30, 2025. The improvement was primarily driven by higher accounts payable balances and lower days inventory outstanding, reflecting the Company's continued focus on working capital management and inventory optimization during the six months ended June 30, 2026.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities:

(Amounts in thousands)	Six months ended June 30,
	2026	2025	Change
Capital expenditures	$(26,005)	$(25,121)	$(884)
Proceeds from sale of fixed assets	1,005	275	730
Cash used for investing activities	$(25,000)	$(24,846)	$(154)

During the six months ended June 30, 2026, Titan reported a net cash outflow from investing activities of $25.0 million, as compared to the $24.8 million outflow recorded in the corresponding period of 2025. Capital expenditures were primarily related to plant equipment upgrades, productivity initiatives, and tools, dies and molds supporting new product development.

Financing Cash Flows
Summary of cash flows from financing activities:

(Amounts in thousands)	Six months ended June 30,
	2026	2025	Change
Proceeds from borrowings	$76,607	$54,936	$21,671
Payment on debt	(69,659)	(37,956)	(31,703)
Other financing activities	(193)	(74)	(119)
Cash provided by financing activities	$6,755	$16,906	$(10,151)

During the six months ended June 30, 2026, $6.8 million of cash was provided by financing activities. This inflow was primarily driven by $76.6 million in borrowings to support increased working capital requirements, partially offset by $69.7 million in debt repayments.

During the six months ended June 30, 2025, $16.9 million of cash was provided by financing activities. This cash inflow was due to $54.9 million in borrowings to meet increased working capital requirements, partially offset by $38.0 million in debt repayments.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at June 30, 2026.

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

Summarized Balance Sheets:

(Amounts in thousands)	June 30, 2026	December 31, 2025
Assets
Current assets	$73,461	$59,860
Property, plant, and equipment, net	86,954	89,096
Intercompany accounts receivable from non-guarantor subsidiaries, net	651,415	680,039
Other long-term assets	76,591	71,839
Liabilities
Current liabilities	84,783	77,406
Long-term debt	548,457	554,029
Other long-term liabilities	2,538	2,922

Summarized Statement of Operations:

(Amounts in thousands)	Six months ended
June 30, 2026
Net sales	$248,969
Gross profit	19,358
Loss from operations	(14,649)
Net loss	(23,320)

Liquidity Outlook
The Company does not anticipate significant liquidity constraints over the next 12 months. At June 30, 2026, the Company reported $179.8 million of cash and cash equivalents. This amount included $161.8 million held in foreign countries.

As of June 30, 2026, there were $150.0 million of borrowings outstanding under the Company's $225.0 million credit facility. Titan's availability under this credit facility may be less than $225.0 million as of any particular date, as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's total amount available for borrowing under the credit facility at June 30, 2026 totaled $200.3 million. With outstanding letters of credit totaling $6.4 million and $150.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility at June 30, 2026 totaled $43.9 million.

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

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Cash payments for interest are currently forecasted to between $18 million and $20 million for the remainder of 2026 based on June 30, 2026 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $14 million to be paid in October 2026 for the 7.00% senior secured notes, and between $4 million and $6 million of payments on credit facilities, which are variable dependent upon on the prevailing rates and outstanding debt levels within each month.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal year 2026 and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not effect any stock repurchases during the three months ended June 30, 2026.

Refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for information on debt restrictions associated with payment of dividends.

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Second Quarter

During the fiscal quarter ended June 30, 2026, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	July 29, 2026	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TONY C. EHELI
Tony C. Eheli
SVP and Chief Financial Officer
(Principal Financial Officer)