Form 10-Q
period 2026-09-30
TITAN INTERNATIONAL INC
filed 2026-10-29
CIK 899751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2026
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

As of October 23, 2026, there were 64,606,569 shares of Titan International, Inc. common stock, $0.0001 par value, outstanding.

TITAN INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(All amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales	$335,177	$357,258	$1,096,620	$1,086,771
Cost of sales	285,762	301,184	932,362	922,676
Gross profit	49,415	56,074	164,258	164,095
Selling, general, and administrative expenses	42,959	45,793	131,752	133,745
Research and development expenses	3,299	3,116	10,169	8,751
Royalty expense	2,686	3,445	7,749	8,310
Restructuring and other charges	1,442	—	27,418	—
(Loss) income from operations	(971)	3,720	(12,830)	13,289
Interest expense	(9,768)	(9,727)	(29,709)	(28,935)
Interest income	2,530	2,707	6,745	6,751
Foreign exchange loss	(707)	(1,962)	(1,103)	(4,750)
Other income (loss)	287	(2,504)	1,549	(814)
Loss from continuing operations before income taxes	(8,629)	(7,766)	(35,348)	(14,459)
Provision (benefit) for income taxes	172	(41)	2,444	3,948
Net loss from continuing operations	(8,801)	(7,725)	(37,792)	(18,407)
Net (loss) income from discontinued operations, net of tax	(33,650)	5,266	(22,569)	12,366
Net loss	(42,451)	(2,459)	(60,361)	(6,041)
Net income (loss) attributable to noncontrolling interests	293	(197)	833	1,415
Net loss attributable to Titan and applicable to common shareholders	$(42,744)	$(2,262)	$(61,194)	$(7,456)

Loss per common share:
Basic net loss from continuing operations per share	$(0.14)	$(0.12)	$(0.59)	$(0.29)
Basic net loss per share attributable to Titan and applicable common stockholders	$(0.66)	$(0.04)	$(0.95)	$(0.12)

Diluted net loss from continuing operations per share	$(0.14)	$(0.12)	$(0.59)	$(0.29)
Diluted net loss per share attributable to Titan and applicable common stockholders	$(0.66)	$(0.04)	$(0.95)	$(0.12)

Average common shares and equivalents outstanding:
Basic	64,463	63,895	64,334	63,635
Diluted	64,463	63,895	64,334	63,635

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(All amounts in thousands)

	Three months ended
	September 30,
	2026	2025
Net loss	$(42,451)	$(2,459)
Derivative gain (loss)	90	(3)
Currency translation adjustment	(6,175)	(2,063)
Pension liability adjustments, net of tax	202	34
Comprehensive loss	(48,334)	(4,491)
Net comprehensive loss attributable to noncontrolling interests	(1,423)	(1,247)
Comprehensive loss attributable to Titan	$(46,911)	$(3,244)

	Nine months ended
	September 30,
	2026	2025
Net loss	$(60,361)	$(6,041)
Derivative gain (loss)	72	(54)
Currency translation adjustment	(2,568)	83,639
Pension liability adjustments, net of tax	203	99
Comprehensive loss	(62,654)	77,643
Net comprehensive (loss) income attributable to noncontrolling interests	(4)	7,781
Comprehensive (loss) income attributable to Titan	$(62,650)	$69,862
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets
Cash and cash equivalents	$172,787	$202,879
Accounts receivable, net of allowance of $4,565 and $4,491, respectively	187,391	166,069
Inventories	327,242	330,622
Prepaid and other current assets	60,129	60,205
Current assets of discontinued operations	351,272	226,197
Total current assets	1,098,821	985,972
Property, plant and equipment, net	331,276	351,846
Operating lease assets	86,227	108,402
Goodwill	29,563	29,563
Intangible assets, net	9,698	10,564
Deferred income taxes	17,652	9,130
Other long-term assets	71,154	62,220
Noncurrent assets of discontinued operations	—	114,963
Total assets	$1,644,391	$1,672,660

Liabilities
Current liabilities
Short-term debt	$28,505	$19,099
Accounts payable	178,270	174,038
Operating leases	11,278	10,893
Other current liabilities	129,969	111,558
Current liabilities of discontinued operations	161,052	112,653
Total current liabilities	509,074	428,241
Long-term debt	537,636	559,793
Deferred income taxes	4,495	3,790
Operating leases	96,300	102,835
Other long-term liabilities	33,608	32,199
Noncurrent liabilities of discontinued operations	—	24,185
Total liabilities	1,181,113	1,151,043
Commitments and Contingencies
Equity
Titan shareholders' equity
Common stock ($0.0001 par value, 120,000,000 shares authorized, 78,447,035 issued and 64,542,352 outstanding at September 30, 2026; 78,447,035 issued and 63,951,494 outstanding at December 31, 2025)	—	—
Additional paid-in capital	738,321	738,711
Retained earnings	39,375	100,569
Treasury stock (at cost, 13,904,683 shares at September 30, 2026 and 14,495,541 shares at December 31, 2025)	(111,166)	(115,871)
Accumulated other comprehensive loss	(210,485)	(209,029)
Total Titan shareholders’ equity	456,045	514,380
Noncontrolling interests	7,233	7,237
Total equity	463,278	521,617
Total liabilities and equity	$1,644,391	$1,672,660
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(All amounts in thousands, except share data)

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2026	63,951,494	$738,711	$100,569	$(115,871)	$(209,029)	$514,380	$7,237	$521,617
Net loss			(24,214)			(24,214)	(36)	(24,250)
Currency translation adjustment, net					3,585	3,585	(565)	3,020
Pension liability adjustments, net of tax					145	145		145
Derivative gain					31	31		31
Stock-based compensation	308,719	(1,893)		2,458		565		565
Issuance of treasury stock under 401(k) plan	52,561	—		419		419		419
Balance March 31, 2026	64,312,774	$736,818	$76,355	$(112,994)	$(205,268)	$494,911	$6,636	$501,547
Net income			5,764			5,764	576	6,340
Currency translation adjustment, net					(857)	(857)	1,444	587
Pension liability adjustments, net of tax					(144)	(144)		(144)
Derivative loss					(49)	(49)		(49)
Stock-based compensation	113,220	319		902		1,221		1,221
Issuance of treasury stock under 401(k) plan	59,186	(52)		471		419		419
Balance June 30, 2026	64,485,180	$737,085	$82,119	$(111,621)	$(206,318)	$501,265	$8,656	$509,921
Net (loss) income			(42,744)			(42,744)	293	(42,451)
Currency translation adjustment, net					(4,459)	(4,459)	(1,716)	(6,175)
Pension liability adjustments, net of tax					202	202		202
Derivative gain					90	90		90
Stock-based compensation	1,764	1,250		14		1,264		1,264
Issuance of treasury stock under 401(k) plan	55,408	(14)		441		427		427
Balance September 30, 2026	64,542,352	$738,321	$39,375	$(111,166)	$(210,485)	$456,045	$7,233	$463,278

	Number of common shares	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total Titan Equity	Non-controlling interest	Total Equity
Balance January 1, 2025	63,139,435	$740,223	$164,063	$(122,336)	$(285,877)	$496,073	$(2,417)	$493,656
Net (loss) income			(649)			(649)	671	22
Currency translation adjustment, net					39,274	39,274	6,951	46,225
Pension liability adjustments, net of tax					90	90		90
Derivative loss					(8)	(8)		(8)
Stock-based compensation	453,842	(4,539)		3,614		(925)		(925)
Issuance of treasury stock under 401(k) plan	58,275	(68)		464		396		396
Balance March 31, 2025	63,651,552	$735,616	$163,414	$(118,258)	$(246,521)	$534,251	$5,205	$539,456
Net (loss) income			(4,545)			(4,545)	941	(3,604)
Currency translation adjustment, net					39,012	39,012	465	39,477
Pension liability adjustments, net of tax					(25)	(25)		(25)
Derivative loss					(43)	(43)		(43)
Stock-based compensation	148,461	223		1,181		1,404		1,404
Issuance of treasury stock under 401(k) plan	52,963	9		422		431		431
Balance June 30, 2025	63,852,976	$735,848	$158,869	$(116,655)	$(207,577)	$570,485	$6,611	$577,096
Net loss			(2,262)			(2,262)	(197)	(2,459)
Currency translation adjustment, net					(1,013)	(1,013)	(1,050)	(2,063)
Pension liability adjustments, net of tax					34	34		34
Derivative loss					(3)	(3)		(3)
Stock-based compensation	1,696	1,385		14		1,399		1,399
Issuance of treasury stock under 401(k) plan	40,595	102		323		425		425
Balance September 30, 2025	63,895,267	$737,335	$156,607	$(116,318)	$(208,559)	$569,065	$5,364	$574,429

See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(All amounts in thousands)

	Nine months ended September 30,
Cash flows from operating activities:	2026	2025
Net loss	$(60,361)	$(6,041)
Net (loss) income from discontinued operations, net of tax	(22,569)	12,366
Net loss from continuing operations	(37,792)	(18,407)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	40,621	39,844
Restructuring and other charges	27,418	—
Deferred income tax benefit	(7,739)	(2,852)
Loss on fixed asset and investment sale	44	19
Stock-based compensation	3,050	1,878
Issuance of stock under 401(k) plan	1,265	1,252
Foreign currency loss	1,823	5,543
(Increase) decrease in assets:
Accounts receivable	(22,883)	(38,987)
Inventories	2,083	(8,484)
Prepaid and other current assets	(127)	(5,206)
Other assets	(9,831)	(6,283)
Increase in liabilities:
Accounts payable	2,234	20,015
Other current liabilities	15,891	10,754
Other liabilities	3,221	2,741
Net cash provided by operating activities of continuing operations	19,278	1,827
Net cash (used for) provided by operating activities of discontinued operations	(9,520)	15,416
Net cash provided by operating activities	9,758	17,243
Cash flows from investing activities:
Capital expenditures	(25,232)	(30,344)
Proceeds from sale of fixed assets	1,543	235
Net cash used for investing activities of continuing operations	(23,689)	(30,109)
Net cash used for investing activities of discontinued operations	(8,116)	(6,325)
Net cash used for investing activities	(31,805)	(36,434)
Cash flows from financing activities:
Proceeds from borrowings	94,513	72,672
Repayments of debt	(107,804)	(62,307)
Other financing activities	(222)	(48)
Net cash (used for) provided by financing activities of continuing operations	(13,513)	10,317
Net cash provided by (used for) financing activities of discontinued operations	5,867	(832)
Net cash (used for) provided by financing activities	(7,646)	9,485
Effect of exchange rate changes on cash	(399)	19,113
Net (decrease) increase in cash and cash equivalents	(30,092)	9,407
Cash and cash equivalents, beginning of period	202,879	195,974
Cash and cash equivalents, end of period	$172,787	$205,381
Supplemental information:
Interest paid	$24,216	$24,620
Income taxes paid, net of refunds received	12,033	14,089
See accompanying Notes to Condensed Consolidated Financial Statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements include the accounts of Titan International, Inc. and its subsidiaries (Titan, the Company or we) and have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The accompanying unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the 2025 Form 10-K). All intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

Assets Held for Sale and Discontinued Operations
A business is classified as held for sale when management commits to a plan to sell the business, the sale is probable within one year, and the business is being actively marketed at a price that is reasonable in relation to its current fair value. A business classified as held for sale is measured at the lower of its carrying value or fair value less costs to sell, and depreciation and amortization cease once the held for sale criteria are met. The results of operations of a business classified as held for sale are presented as discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and prior period amounts are retrospectively reclassified to conform to the current period presentation.

On September 21, 2026, the Company executed a Sale and Purchase Agreement (the Purchase Agreement) to sell 100% of Italtractor ITM S.p.A (ITM). The divestiture of the ITM business meets the held for sale criteria for the nine months ended September 30, 2026 and is presented as discontinued operations for all periods presented. The transaction is currently expected to close in the first quarter of 2027. Unless otherwise noted, all amounts and disclosures included in the Notes to Condensed Consolidated Financial Statements reflect only the Company’s continuing operations and exclude the results of the ITM business. Refer to Note 2, Discontinued Operations for additional information.

Fair Value of Financial Instruments
The Company’s financial assets measured at fair value on a recurring basis include investments in money market funds of $7.3 million as of September 30, 2026 and $0.2 million as of December 31, 2025, which are Level 1 fair value measurements as the Company uses quoted market prices. Cash and cash equivalents are carried at cost, which approximates fair value because of the short-term maturities of these instruments. The Company’s revolving credit facility and notes payable are carried at cost, which approximates fair value due to their short terms or stated rates, which are considered Level 2 fair value measurements.  Our 7.00% senior secured notes due 2028 were carried at a cost of $398.7 million at September 30, 2026 and $398.0 million at December 31, 2025. The fair value of the senior secured notes due 2028, as determined with the assistance of an independent pricing platform using real-time trade data, was approximately $399.3 million and $401.5 million, at September 30, 2026 and December 31, 2025, respectively, which was determined to be a Level 2 fair value measurement.

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

For the three months ended September 30, 2026 and 2025, the Company recognized a net monetary loss of $0.7 million and $1.2 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2026 and 2025, the Company recognized a net monetary loss of $1.7 million and $3.5 million, respectively, recorded in foreign exchange loss in the consolidated statements of operations associated with the application of ASC 830.

Geopolitical and Military Conflict
In response to the military conflict between Russia and Ukraine, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have adopted targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict triggered additional economic and other sanctions enacted by the United States and other countries throughout the world. The scope of potential additional sanctions is unknown.

The Company currently owns 64.3% of Voltyre-Prom, a leading producer of agricultural and industrial tires in Volgograd, Russia, which represented approximately 7% of consolidated assets of Titan as of both September 30, 2026 and December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, the Russian operations represented 5% of consolidated global sales.

The military conflict between Russia and Ukraine has not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on its business including the increased cost of energy in Europe and the ancillary impacts that the military conflict could have on other global operations.

Ongoing geopolitical tensions in the Middle East, including the military conflict involving Iran, have contributed to increased volatility in global markets. During the nine months ended September 30, 2026, these conditions have not had a significant impact on the Company's global operations. The Company continues to monitor the potential impacts on its business including higher freight and energy‑related costs and increased foreign currency volatility.

IEEPA Tariff Refunds
During the second quarter of 2026, the Company submitted claims with U.S. Customs and Border Protection seeking refunds of tariffs previously paid under the International Emergency Economic Powers Act (IEEPA). The Company accounts for recoveries of IEEPA tariffs under the gain contingency model.

During the three months ended September 30, 2026, the Company recognized $3.5 million of net tariff refund recoveries, reflecting refunds of previously paid IEEPA tariffs, net of estimated customer obligations associated with such refunds. Total net tariff refund recoveries recognized during the nine months ended September 30, 2026 were $8.8 million. The benefit was recorded as a reduction to Cost of Goods Sold within the Consolidated Statements of Operations.

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

In September 2025, FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," aimed at making it simpler and more consistent for businesses to track and disclose expenses related to software they build for their own operations. The guidance moves away from strict, phase-by-phase cost tracking, opting instead for a more flexible, modern approach that better reflects today’s software development. This ASU allows for capitalizing software costs once two conditions are met: the Company’s management has approved and committed to funding the project, and it is likely the project will be finished, and the software

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
will work as intended. This ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance can be applied prospectively, retrospectively or modified. We are currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.

2. DISCONTINUED OPERATIONS

On September 21, 2026, Titan International, Inc.'s wholly owned subsidiaries ITM and Titan Europe Limited (the Sellers) entered into a Sale and Purchase Agreement to sell all of the outstanding equity interests of ITM, a wholly-owned subsidiary of the Company, to USCO S.p.A., a joint stock company incorporated under the laws of Italy (Purchaser). Pursuant to the Purchase Agreement, Purchaser will acquire all of the outstanding equity interests of ITM (the Transaction) for approximately $211 million in cash, plus up to an approximately $6 million earnout payment if ITM achieves specified performance criteria for 2026 (the Purchase Price), based upon current exchange rates. The Purchase Price is subject to certain adjustments specified in the Purchase Agreement, including adjustments based on ITM and its subsidiaries’ working capital, transaction expenses, cash, and indebtedness as of the closing of the Transaction. Affiliates of One Equity Partners, a middle market private equity firm, holds an ownership interest in the Purchaser. Richard Cashin, the Chairman of One Equity Partners, is a member of the Company’s Board of Directors. As a result of these relationships, the Transaction constitutes a related-party transaction.

The Company determined the assets of the ITM subsidiary met the criteria for classification as held for sale for the nine months ended September 30, 2026. The Company analyzed the quantitative and qualitative factors relevant to the divestiture of ITM and determined the disposal represents a strategic shift that will have a major effect on its operations and financial results. As such, the assets and liabilities, results of operations, and cash flows of ITM are presented as discontinued operations in the Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. In addition, divestiture-related transaction expenses incurred as part of the ITM divestiture have been reflected in discontinued operations.

In connection with the planned sale of ITM, the Company recognized an estimated pre-tax loss of approximately $38.5 million during the three months ended September 30, 2026, which was included in loss from discontinued operations in the Condensed Consolidated Statements of Operations. The estimated loss was determined based on the anticipated sale consideration, the carrying value of the net assets to be disposed of, the cumulative foreign currency translation adjustments expected to be reclassified to earnings upon completion of the Transaction, and other estimated Transaction-related adjustments.

The cumulative foreign currency translation adjustments remain included in accumulated other comprehensive income as of September 30, 2026. The Transaction is expected to close in January 2027, and the ultimate gain or loss on disposal may differ from the current estimate as a result of final Purchase Price adjustments, changes in working capital, foreign currency fluctuations, and other closing-related adjustments.

Historically, the ITM business was included within our three reportable segments: agricultural, consumer and earthmoving/construction. Following its classification as a discontinued operation, the results of the ITM business have been excluded from segment information for continuing operations. Refer to Note 19, Segment Information, for additional information regarding the impact on segment disclosures.

Financial Information of Discontinued Operations (ITM)

The following table summarizes the major line items for ITM that are included in the net loss from discontinued operations in the Condensed Consolidated Statements of Operations (in thousands):

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$118,411	$109,208	$346,807	$331,233
Cost of sales	100,008	94,410	296,874	286,540
Gross profit	18,403	14,798	49,933	44,693
Selling, general, and administrative expenses	8,075	7,341	24,402	21,596
Research and development expenses	1,890	1,434	5,705	4,684
Income from operations	8,438	6,023	19,826	18,413
Interest expense	(7)	—	—	—
Interest income	—	326	447	975
Foreign exchange gain (loss) gain	(234)	(47)	1,131	(1,639)
Other (loss) income	(48)	71	184	655
Loss on held for sale disposal group	(38,532)	—	(38,532)	—
(Loss) income before income taxes	(30,383)	6,373	(16,944)	18,404
Provision for income taxes	3,267	1,107	5,625	6,038
Net (loss) income from discontinued operations	$(33,650)	$5,266	$(22,569)	$12,366

The following table summarizes the carrying amounts of major classes of assets and liabilities of ITM's discontinued operations (in thousands):

	September 30, 2026	December 31, 2025
Assets
Accounts receivable, net of allowance of $695 and $568, respectively	$93,888	$72,837
Inventories	161,581	139,927
Prepaid and other current assets	15,499	13,433
Property, plant and equipment, net	99,843	97,065
Operating lease assets	9,535	10,823
Intangible assets, net	250	326
Deferred income taxes	1,887	1,585
Other long-term assets	7,321	5,164
Valuation allowance for loss on classification as held for sale	(38,532)	—
Total assets	$351,272	$341,160
Liabilities
Short-term debt	$3,400	$2,086
Accounts payable	96,336	77,676
Operating leases	2,863	2,937
Other current liabilities	32,401	29,955
Long-term debt	9,060	4,924
Deferred income taxes	2,352	2,348
Operating leases	7,052	8,219
Other long-term liabilities	7,588	8,693
Total liabilities	$161,052	$136,838

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Accounts receivable	$191,956	$170,560	$211,891
Allowance for credit losses	(4,565)	(4,491)	(4,791)
Accounts receivable, net	$187,391	$166,069	$207,100

Accounts receivable is reduced by an estimated allowance for credit losses which is based on known risks and historical losses.

Changes in the allowance for credit losses during the nine months ended September 30, 2026 and 2025, respectively, consisted of the following (amounts in thousands):

	2026	2025
Balance at January 1,	$4,491	$2,540
Provision charged to expense	283	729
Recoveries of accounts receivable	(2)	—
Other, including foreign currency translation	(207)	1,522
Balance at September 30,	$4,565	$4,791

4. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025
Raw material	$82,332	$82,671
Work-in-process	37,281	32,921
Finished goods	207,629	215,030
	$327,242	$330,622

Inventories are reduced by estimated provisions for slow-moving and obsolete inventory. These provisions reduce the cost basis of the asset.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025
Land and improvements	$31,546	$31,877
Buildings and improvements	203,470	206,599
Machinery and equipment	682,016	647,641
Tools, dies and molds	102,291	99,224
Construction-in-process	27,032	43,414
	1,046,355	1,028,755
Accumulated depreciation and impairment (1)	(715,079)	(676,909)
	$331,276	$351,846
(1) During the three months ended and nine months ended September 30, 2026, the Company recorded asset impairment charges of $0.0 million and $8.8 million, respectively, related to the planned closure of its Jackson manufacturing facility. Refer to Note 14, Restructuring and Other Charges.

Depreciation on property, plant and equipment was $12.5 million and $11.7 million for the three months ended September 30, 2026 and 2025, respectively and $38.1 million and $34.7 million for the nine months ended September 30, 2026 and 2025, respectively.

6. INTANGIBLE ASSETS, NET

The components of intangible assets, net consisted of the following (amounts in thousands):

		September 30, 2026
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.5	$6,000	$(1,240)	$4,760
Trade names	10.0	5,500	(1,421)	4,079
Other intangibles	18.0	2,722	(1,863)	859
Total		$14,222	$(4,524)	$9,698

		December 31, 2025
	Weighted- Average Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer lists/relationships	12.5	$6,000	$(880)	$5,120
Trade names	10.0	5,500	(1,008)	4,492
Other intangibles	18.0	2,722	(1,770)	952
Total		$14,222	$(3,658)	$10,564

Amortization related to intangible assets was $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The estimated aggregate amortization expense at September 30, 2026, for each of the years (or other periods) set forth below was as follows (amounts in thousands):

October 1 - December 31, 2026	$288
2027	1,153
2028	1,153
2029	1,153
2030	1,153
Thereafter	4,798
$9,698

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025
Compensation and benefits	$40,780	$34,226
Accrued insurance benefits	21,139	19,363
Accrued other taxes	16,341	13,630
Accrued interest	12,359	5,774
Warranty	9,780	10,421
Customer rebates and deposits	9,522	7,499
Other	20,048	20,645
	$129,969	$111,558

8. WARRANTY

Changes in the warranty liability during the nine months ended September 30, 2026 and 2025, respectively, consisted of the following (amounts in thousands):

	2026	2025
Warranty liability at beginning of the period	$20,885	$19,197
Provision for warranty liabilities	8,845	10,770
Warranty payments made	(9,082)	(9,367)
Warranty liability at end of the period	$20,648	$20,600

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. DEBT

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2026
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(1,324)	$398,676
Revolving credit facility	133,000	—	133,000
Titan Europe credit facilities	13,067	—	13,067
Other debt	21,398	—	21,398
Total debt	567,465	(1,324)	566,141
Less amounts due within one year	28,505	—	28,505
Total long-term debt	$538,960	$(1,324)	$537,636

	December 31, 2025
	Principal Balance	Unamortized Debt Issuance	Net Carrying Amount
7.00% senior secured notes due 2028	$400,000	$(1,971)	$398,029
Revolving credit facility	156,000	—	156,000
Titan Europe credit facilities	14,620	—	14,620
Other debt	10,243	—	10,243
Total debt	580,863	(1,971)	578,892
Less amounts due within one year	19,099	—	19,099
Total long-term debt	$561,764	$(1,971)	$559,793

The weighted average interest rates on short-term borrowings due within one year at September 30, 2026 and December 31, 2025, were approximately 5.0% and 4.6%, respectively.

Aggregate principal maturities of debt at September 30, 2026 for each of the years (or other periods) set forth below were as follows (amounts in thousands):

October 1 - December 31, 2026	$8,414
2027	25,268
2028	533,441
2029	204
2030	125
Thereafter	13
$567,465
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

Revolving Credit Facility
In connection with the acquisition of Titan Specialty, Titan entered into a domestic credit facility which was effective on February 29, 2024. The credit facility, with Bank of America as agent, consists of a $225.0 million revolving line of credit and

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
is collateralized by accounts receivable and inventory of certain of the Company's domestic and Canadian subsidiaries. Swingline loans and letters of credit are available under the facility up to an aggregate outstanding amount of $20.0 million for swingline loans and $50.0 million for letters of credit. The credit facility can be expanded by up to $50.0 million through an uncommitted accordion provision within the agreement. It is scheduled to mature on February 28, 2029 or 91 days prior to the maturity of our 7.00% secured notes due in 2028. The interest rate of the credit facility is based on the prevailing SOFR rate subject to certain debt levels within each month. As of September 30, 2026, the weighted average interest rate was 5.89%.

The total amount available for borrowing under the credit facility at September 30, 2026 totaled $195.8 million, based on eligible accounts receivable and inventory balances. With outstanding letters of credit totaling $6.4 million and $133.0 million in outstanding borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility totaled $56.4 million at September 30, 2026.

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

Titan Europe Credit Facilities
The Titan Europe credit facilities include borrowings from various institutions totaling $13.1 million and $14.6 million in aggregate principal amount at September 30, 2026 and December 31, 2025, respectively. Maturity dates on this debt range from less than one year to five years. The interest rates range from 0.8% to 3.5%.

Other Debt
We have working capital loans at Titan Pneus do Brasil Ltda at varying interest rates between approximately 5.0% and 6.9%, which totaled $21.4 million at September 30, 2026. Similarly, we had a working capital loan at Titan Pneus do Brasil Ltda at varying interest rates from approximately 5.0% to 6.9%, which totaled $10.2 million at December 31, 2025. The maturity dates on these loans range from one year to two years. We expect to negotiate an extension of the maturity dates on these loans with the applicable financial institutions or to repay the loan, as needed.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit our ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. We were in compliance with these debt covenants at September 30, 2026.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Operating lease ROU assets (1)	Operating lease assets	$86,227	$108,402

Operating lease current liabilities	Operating leases current liabilities	11,278	10,893
Operating lease long-term liabilities	Operating leases long-term liabilities	96,300	102,835
Total operating lease liabilities		$107,578	$113,728

Finance lease, gross	Property, plant & equipment, net	$4,348	$4,272
Finance lease accumulated depreciation	Property, plant & equipment, net	(2,881)	(2,427)
Finance lease, net		$1,467	$1,845

Finance lease current liabilities	Other current liabilities	$715	$823
Finance lease long-term liabilities	Other long-term liabilities	805	1,160
Total finance lease liabilities		$1,520	$1,983

(1) The Company recorded $14.7 million during the nine months ended September 30, 2026 associated with impairment of the building right of use (ROU) asset, associated with the announcement of the planned closure of its Jackson facility. Refer to Note 14, Restructuring and Other Charges.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At September 30, 2026, maturities of lease liabilities were as follows (amounts in thousands):

	Operating Leases	Finance Leases
October 1 - December 31, 2026	$6,726	$325
2027	17,686	634
2028	15,804	444
2029	14,998	172
2030	14,093	88
Thereafter	103,798	10
Total lease payments	$173,105	$1,673
Less imputed interest	65,527	153
	$107,578	$1,520

Weighted average remaining lease term (in years)	12.71	2.52
Weighted average discount rate	7.27%	7.27%
Supplemental cash flow information related to leases for the nine months ended September 30, 2026 and September 30, 2025, respectively, were as follows: operating cash flows for operating leases were $14.2 million and $13.7 million, respectively.

11. EMPLOYEE BENEFIT PLANS

We have three frozen defined benefit pension plans covering certain employees or former employees of three U.S. subsidiaries. We also have pension plans covering certain employees of several foreign subsidiaries. We also sponsor a number of defined contribution plans in the U.S. and at foreign subsidiaries. We contributed approximately $0.4 million to the pension plans during the nine months ended September 30, 2026 and no amounts are expected to be contributed to these pension plans during the remainder of 2026.

The components of net periodic pension cost consisted of the following for the periods set forth below (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$102	$139	$318	$429
Interest cost	874	941	2,621	2,822
Expected return on assets	(1,278)	(1,358)	(3,836)	(4,072)
Amortization of unrecognized prior service cost and unrecognized (gain) loss	(6)	1	(19)	4
Net periodic pension benefit	$(308)	$(277)	$(916)	$(817)
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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026	December 31, 2025
Investments	$17,305	$15,332
Total VIE assets	17,305	15,332
Accounts payable to the non-consolidated VIEs	5,343	4,229
Maximum exposure to loss	$22,648	$19,561

13. ROYALTY EXPENSE

We have trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire at the end of 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2028. We also have a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Total royalty expenses were $2.7 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively, and $7.7 million and $8.3 million for the nine months ended September 30, 2026 and 2025, respectively.

14. RESTRUCTURING AND OTHER CHARGES

On March 18, 2026, the Company announced the consolidation of its North American production operations, which will result in the cessation of production in its manufacturing facility in Jackson, Tennessee in the fourth quarter of 2026. As part of the closure, the Company expects production currently performed in Jackson to be transitioned to other existing Titan facilities over the next several months and will impact approximately 140 people. This action is part of our ongoing efforts to optimize our manufacturing footprint and improve capacity utilization.

The Company recorded impairment expenses of $0.0 million and $23.5 million for the three months ended September 30, 2026 and nine months ended September 30, 2026, respectively, associated with impairment of the building right of use (ROU) asset and certain manufacturing plant and equipment. Further, we accrued $1.4 million and $3.9 million for the three months ended September 30, 2026 and nine months ended September 30, 2026, respectively, for severance costs related to the rationalization of certain positions. These costs are included within restructuring and other charges in the Consolidated Statement of Operations.

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

We estimate that we will incur additional costs associated with the plant closure of approximately $3 million primarily related to severance costs, relocation costs for certain property, plant and equipment and other facility closure related costs. We expect to incur these costs during the remainder of 2026 and 2027.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. OTHER INCOME (LOSS)

Other income (loss) consisted of the following (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Pension plan income	$508	$527	$1,524	$1,580
Equity investment income	562	241	1,578	645
Loss for life insurance policy termination (1)	—	(2,852)	—	(2,852)
(Loss) gain on asset disposal	(1)	24	(661)	(24)
Other loss	(782)	(444)	(892)	(163)
	$287	$(2,504)	$1,549	$(814)
(1) In September 2025, the Company recorded a write-off of asset balances that were associated with the reimbursement of premiums paid under certain life insurance policies held for certain owners of a previously acquired business. The write-off was based on the Company’s re-assessment that it will likely not be able to recover the net book value of the assets.

16. INCOME TAXES

The Company recorded income tax expense (benefit) of $0.2 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $2.4 million and $3.9 million, respectively. The Company's effective income tax rate was (2.0)% and 0.5% for the three months ended September 30, 2026 and 2025, respectively, and (6.9)% and (27.3)% for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the income tax expense differed each period due to an overall decrease in foreign pre-tax income, slightly offset by a valuation allowance on the domestic operations, and certain discrete tax benefits recorded in 2026.

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

The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates, with certain provisions effective in 2025 and others implemented through 2027, affecting business taxpayers. Among the tax law changes that will impact the Company are those that relate to the timing of certain tax deductions including depreciation expense, R&D expenditures, and interest expense. The Company is continuing to analyze the impacts of the law change and does not expect a material impact on its financial statements.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
17. (LOSS) EARNINGS PER SHARE

(Loss) Earnings per share were as follows (amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss from continuing operations	$(8,801)	$(7,725)	$(37,792)	$(18,407)

Net (loss) income from discontinued operations, net of tax	$(33,650)	$5,266	$(22,569)	$12,366

Net loss attributable to Titan and applicable to common shareholders	$(42,744)	$(2,262)	$(61,194)	$(7,456)

Determination of shares:
Weighted average shares outstanding for continuing operations and total Titan (basic)	64,463	63,895	64,334	63,635
Effect of restricted stock and stock options	—	—	—	—
Weighted average shares outstanding for continuing operations and total Titan (diluted)	64,463	63,895	64,334	63,635

Weighted average shares outstanding for discontinued operations (basic)	64,463	63,895	64,334	63,635
Effect of restricted stock and stock options	—	172	—	269
Weighted average shares outstanding for discontinued operations (diluted)	64,463	64,067	64,334	63,904

Basic (loss) earnings per common share:
Continuing operations	$(0.14)	$(0.12)	$(0.59)	$(0.29)
Discontinued operations	(0.52)	0.08	(0.35)	0.19
Net loss per share attributable to Titan and applicable common stockholders	(0.66)	(0.04)	(0.95)	(0.12)

Diluted (loss) earnings per common share:
Continuing operations	$(0.14)	$(0.12)	$(0.59)	$(0.29)
Discontinued operations	(0.52)	0.08	(0.35)	0.19
Net loss per share attributable to Titan and applicable common stockholders	(0.66)	(0.04)	(0.95)	(0.12)

The effect of restricted stock and stock options has been excluded for the calculation of diluted loss per common share for continuing operations, discontinued operations, and total Titan the three and nine months ended September 30, 2026, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the three and nine months ended September 30, 2026 was 0.1 million and 0.2 million, respectively.

The effect of restricted stock and stock options was excluded from the calculation of diluted loss per common share for both continuing operations and total Titan for the three and nine months ended September 30, 2025, as the effect would have been antidilutive. The weighted average shares excluded for equity awards for the three and nine months ended September 30, 2025 was 0.2 million and 0.3 million, respectively.

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
18. LITIGATION

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

19. SEGMENT INFORMATION

We have aggregated our operating segments into reportable segments based on our three customer markets: agricultural, consumer, and earthmoving/construction. These segments are based on the information used by the chief operating decision maker (CODM) to make certain operating decisions, allocate portions of capital expenditures and assess segment performance. The accounting policies of the segments are the same as those described in Note 1, Basis of Presentation and Significant Accounting Policies. Segment external revenues, expenses, and income from operations are determined on the basis of the results of operations of operating units of manufacturing facilities.

We are organized primarily on the basis of products being included in three marketing segments, with each reportable segment including wheels, tires and wheel/tire assemblies. Following our disposition of ITM, our business and segments will no longer include undercarriage systems and components in a range of geographies, and the Purchase Agreement contains the Company’s agreement not to complete in this market for a period of five years following the completion of the Transaction. Given the integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations primarily based on segment sales data must be made to determine operating segment data.

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

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The tables below present information about certain operating results, separated by market segments, for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands):

	Three months ended September 30, 2026
	Agriculture	Consumer	Earthmoving/Construction	Total
Net sales	$156,878	$120,900	$57,399	$335,177
Cost of sales	144,908	87,545	53,309	285,762
Gross profit	$11,970	$33,355	$4,090	$49,415
Selling, general and administrative expenses	12,718	17,474	5,090	35,282
Research and development expenses	1,281	774	419	2,474
Royalty expense	1,665	649	372	2,686
Restructuring and other charges	266	1,176	—	1,442
Segment (loss) profit	$(3,960)	$13,282	$(1,791)	$7,531
Corporate & unallocated expenses				(8,502)
Interest expense				(9,768)
Interest income				2,530
Foreign exchange loss				(707)
Other income				287
Loss from continuing operations before income taxes				$(8,629)

	Nine months ended September 30, 2026
	Agriculture	Consumer	Earthmoving/Construction	Total
Net sales	$518,619	$397,148	$180,853	$1,096,620
Cost of sales	464,989	303,406	163,967	932,362
Gross profit	$53,630	$93,742	$16,886	$164,258
Selling, general and administrative expenses	40,770	55,283	14,373	110,426
Research and development expenses	4,114	2,685	1,252	8,051
Royalty expense	4,987	1,718	1,044	7,749
Restructuring and other charges	266	27,152	—	27,418
Segment profit	$3,493	$6,904	$217	$10,614
Corporate & unallocated expenses				(23,444)
Interest expense				(29,709)
Interest income				6,745
Foreign exchange loss				(1,103)
Other income				1,549
Loss from continuing operations before income taxes				$(35,348)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2025
	Agriculture	Consumer	Earthmoving/Construction	Total
Net sales	$177,578	$125,008	$54,672	$357,258
Cost of sales	154,152	95,694	51,338	301,184
Gross profit	$23,426	$29,314	$3,334	$56,074
Selling, general and administrative expenses	14,429	19,748	4,928	39,105
Research and development expenses	1,260	1,001	385	2,646
Royalty expense	2,173	839	433	3,445
Segment profit (loss)	$5,564	$7,726	$(2,412)	$10,878
Corporate & unallocated expenses				(7,158)
Interest expense				(9,727)
Interest income				2,707
Foreign exchange loss				(1,962)
Other loss				(2,504)
Loss from continuing operations before income taxes				$(7,766)

	Nine months ended September 30, 2025
	Agriculture	Consumer	Earthmoving/Construction	Total
Net sales	$548,804	$374,744	$163,223	$1,086,771
Cost of sales	476,089	295,178	151,409	922,676
Gross profit	$72,715	$79,566	$11,814	$164,095
Selling, general and administrative expenses	40,886	57,997	13,429	112,312
Research and development expenses	3,683	2,603	1,097	7,383
Royalty expense	5,487	1,814	1,009	8,310
Segment profit (loss)	$22,659	$17,152	$(3,721)	$36,090
Corporate & unallocated expenses				(22,801)
Interest expense				(28,935)
Interest income				6,751
Foreign exchange loss				(4,750)
Other loss				(814)
Loss from continuing operations before income taxes				$(14,459)

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Depreciation and amortization expense by segment were as follows as of the periods set forth below (amounts in thousands):

	Agricultural	Consumer	Earthmoving/Construction	Corporate & Unallocated	Total
Three months ended September 30, 2026	$6,115	$4,713	$2,237	$262	$13,327
Nine months ended September 30, 2026	18,767	14,389	6,538	927	40,621

Three months ended September 30, 2025	$6,546	$4,609	$2,016	$362	$13,533
Nine months ended September 30, 2025	19,633	13,327	5,846	1,038	39,844

TITAN INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
20. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consisted of the following (amounts in thousands):

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2026	$(213,114)	$418	$6,378	$(206,318)
Currency translation adjustments	(4,459)	—	—	(4,459)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	202	202
Derivative gain	—	90	—	90
Balance at September 30, 2026	$(217,573)	$508	$6,580	$(210,485)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2026	$(215,842)	$436	$6,377	$(209,029)
Currency translation adjustments	(1,731)	—	—	(1,731)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	203	203
Derivative gain	—	72	—	72
Balance at September 30, 2026	$(217,573)	$508	$6,580	$(210,485)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at July 1, 2025	$(211,392)	$454	$3,361	$(207,577)
Currency translation adjustments	(1,013)	—	—	(1,013)
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	34	34
Derivative loss	—	(3)	—	(3)
Balance at September 30, 2025	$(212,405)	$451	$3,395	$(208,559)

	Currency Translation Adjustments	Gain (Loss) on Derivatives	Unrecognized Losses and Prior Service Cost	Total
Balance at January 1, 2025	$(289,678)	$505	$3,296	$(285,877)
Currency translation adjustments, net	77,273	—	—	77,273
Defined benefit pension plans:
Amortization of unrecognized losses and prior service cost, net of tax	—	—	99	99
Derivative loss	—	(54)	—	(54)
Balance at September 30, 2025	$(212,405)	$451	$3,395	$(208,559)

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

The Divestiture of the ITM Business
On September 21, 2026, the Company executed a Sale and Purchase Agreement (the Purchase Agreement) to sell 100% of its subsidiary Italtractor ITM S.p.A (ITM). The divestiture of the ITM business (the Sale of the Undercarriage Business) meets the held for sale criteria for the nine months ended September 30, 2026 and is presented as discontinued operations for all periods presented. For further information, refer to Note 2 to our condensed consolidated financial statements. We currently expect to close the Sale of the Undercarriage Business in the first quarter of 2027.

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
•expectations with respect to the end-user markets into which the Company sells its products (including agricultural equipment, consumer products and earthmoving/construction equipment);
•expectations regarding the Sale of the Undercarriage Business, including the expected timing of the closing of that sale, and the use of proceeds from such sale;
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
•risks and uncertainties associated with the proposed Sale of the Undercarriage Business, including the timing and ability to complete the transaction, satisfaction of closing conditions, the realization of anticipated benefits from the transaction and application of the proceeds from the sale;
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

OVERVIEW

Titan is a global wheel and tire industrial manufacturer and supplier that services customers across the globe. Following the completion of the Sale of the Undercarriage Business, the Company does not expect to be engaged in the sale of undercarriage systems, components or solutions. As a leading manufacturer in the off-highway industry, Titan produces a broad range of products to meet the specifications of original equipment manufacturers (OEMs) and aftermarket customers in the agricultural, consumer and earthmoving/construction markets.  Titan manufactures and sells certain tires under the Goodyear Farm Tire, Titan Tire, Carlstar and Voltyre-Prom Tire brands and has research and development facilities to validate tire and wheel designs. Carlstar sells tire products under the Carlisle® brand under a long-term license agreement that expires in 2033 and also sells tires under other recognized brand names, including ITP®, Trail Wolf®, Links®, USA Trail® and Carlisle Radial Trail HD™ highway trailer tires.

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

Earthmoving/Construction Segment: The Company manufactures wheels, tires, and components for various types of OTR earthmoving, mining, military, construction, and forestry equipment, including skid steers, aerial lifts, cranes, graders and levelers, scrapers, self-propelled shovel loaders, articulated dump trucks, load transporters, haul trucks, backhoe loaders, lattice cranes, and hydraulic excavators. The Company provides OEM and aftermarket customers with a broad range of earthmoving/construction wheels ranging in diameter from 15 to 63 inches and in weight from 125 pounds to 7,000 pounds. The 63-inch diameter wheel is the largest manufactured for the global earthmoving/construction market. Titan’s earthmoving/construction tires are offered in the Titan brand and range from approximately three feet to approximately 13 feet in outside diameter and in weight from 50 pounds to 12,500 pounds. Earthmoving/construction tires offered by Titan serve virtually every off-road application in the industry with some of the highest load requirements in the most severe applications. The Company also offers the added value of wheel and tire assembly for certain applications in the earthmoving/construction segment.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Titan manufactures bias truck tires in Latin America and light truck tires in Russia. This segment also includes sales that do not readily fall into the Company's other segments, such as custom rubber stock mixing sales to a variety of OEMs in adjacent industries.

The Company’s top customers, including global leaders in agricultural and construction equipment manufacturing, have been purchasing products from Titan or its predecessors for numerous years.  Customers including AGCO Corporation, Caterpillar Inc., CNH Global N.V., Deere & Company, Hitachi, Ltd., Kubota Corporation, Liebherr, and Volvo have helped sustain Titan’s market leading position in wheel, tire and assembly.

MARKET CONDITIONS AND OUTLOOK

Agricultural Market Outlook
The agricultural market continues to be influenced by commodity prices, farm income levels, interest rates, farmer sentiment, higher input costs and evolving global trade conditions. In Europe, market conditions remain mixed, with recent business wins supporting increases in demand, while broader macroeconomic factors continue to impact overall agricultural equipment demand levels. In North America, agricultural equipment demand remains soft, particularly for larger equipment, as lower farm income and cautious purchasing activity continue to weigh on replacement demand. In Latin America, agricultural equipment demand remains soft, as election-related uncertainty and cautious purchasing activity continue to weigh on the market, while OEMs have reduced production levels in response to current demand conditions. OEMs also continue to manage production schedules and dealer inventory levels in response to soft market conditions. Recent trade policy developments and tariff-related uncertainty have contributed to cautious purchasing decisions in certain regions. Despite this environment, Titan believes it remains well positioned relative to many competitors due to its manufacturing footprint and local production capabilities in the key markets it serves.

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

Consumer Market Outlook
The consumer market consists of several product lines across multiple regions, including specialty tires and related products marketed under the Carlstar, ITP, and Marastar brands for powersports, outdoor power equipment, and high-speed trailer applications. The segment also includes light truck tires sold into Latin America, as well as other specialty products, including custom rubber compounding and train brake components. Demand across the Consumer segment is expected to remain stable through the remainder of 2026, particularly in North America, although customer demand may vary based on consumer spending trends, interest rates, inflation, government policies, geopolitical developments, and broader economic conditions. Titan believes its manufacturing capabilities and strategically positioned supplier network provide the flexibility to respond to evolving market conditions.

Earthmoving/Construction Market Outlook
The earthmoving/construction market is influenced by a variety of factors, including commodity prices, infrastructure spending, road construction activity, housing starts, government appropriations, geopolitical developments, and broader economic conditions. The construction market is primarily driven by country-specific GDP and infrastructure development activity. Following the announced sale of ITM, the Company's Earthmoving/Construction segment is principally focused on its wheel and tire businesses serving the construction, industrial, mining, and related end markets. Demand in these markets is driven by equipment utilization rates, fleet replacement cycles, capital spending levels, and infrastructure investment. While demand has shown signs of improvement in certain OEM channels, the pace and sustainability of that improvement remain dependent on overall economic conditions and customer investment levels in the markets served by Titan. Macroeconomic conditions and other market factors may affect demand for the Company's earthmoving/construction products in any given period.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
RESULTS OF OPERATIONS

	Three months ended			Nine months ended
(Amounts in thousands, except percentages)	September 30,			September 30,
	2026	2025	% Increase/ (Decrease)	2026	2025	% Increase/(Decrease)
Net sales	$335,177	$357,258	(6.2)%	$1,096,620	$1,086,771	0.9%
Cost of sales	285,762	301,184	(5.1)%	932,362	922,676	1.0%
Gross profit	49,415	56,074	(11.9)%	164,258	164,095	0.1%
Gross profit %	14.7%	15.7%	(6.4)%	15.0%	15.1%	(0.7)%
Selling, general and administrative expenses	42,959	45,793	(6.2)%	131,752	133,745	(1.5)%
Research and development expenses	3,299	3,116	5.9%	10,169	8,751	16.2%
Royalty expense	2,686	3,445	(22.0)%	7,749	8,310	(6.8)%
Restructuring and other charges	1,442	—	100.0%	27,418	—	100.0%
(Loss) income from operations	$(971)	$3,720	(126.1)%	$(12,830)	$13,289	(196.5)%

Net Sales
Net sales for the three months ended September 30, 2026 were $335.2 million, compared to $357.3 million in the comparable period of 2025, primarily due to lower sales volumes resulting from reduced end‑market demand due to weak market conditions, partially offset by favorable pricing, which reflected higher input costs and improved product mix. In addition, favorable foreign currency translation contributed approximately 0.2% to net sales growth.

Net sales for the nine months ended September 30, 2026 were $1,096.6 million, compared to $1,086.8 million in the comparable period of 2025. The increase was primarily driven by favorable pricing reflecting higher input costs, improved product mix, and favorable foreign currency translation, which increased net sales by approximately 1.5%, primarily due to the strengthening of the Brazilian real against the U.S. dollar. These increases were partially offset by lower sales volumes in the agricultural segment, reflecting softer end-market demand.

Gross Profit
Gross profit for the three months ended September 30, 2026 was $49.4 million, or 14.7% of net sales, compared to $56.1 million, or 15.7% of net sales, for the three months ended September 30, 2025. The changes in gross profit and margin were due to lower fixed cost leverage resulting from reduced volumes, as well as inflationary pressures on raw materials and other input costs.

Gross profit for the nine months ended September 30, 2026 was $164.3 million, or 15.0% of net sales, compared to $164.1 million, or 15.1% of net sales, for the nine months ended September 30, 2025. The gross profit and gross margin for the nine months ended September 30, 2026 were comparable to prior year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2026 were $43.0 million, or 12.8% of net sales, compared to $45.8 million, or 12.8% of net sales, for the three months ended September 30, 2025. Selling, general and administrative expenses for the nine months ended September 30, 2026 were $131.8 million, or 12.0% of net sales, compared to $133.7 million, or 12.3% of net sales, for the nine months ended September 30, 2025. The SG&A expense decrease was due to continued focus on cost reduction initiatives.

Research and Development Expenses
Research and development (R&D) expenses for the three months ended September 30, 2026 were $3.3 million, or 1.0% of net sales, compared to $3.1 million, or 0.9% of net sales, for the comparable period in 2025. Research and development expenses for the nine months ended September 30, 2026 were $10.2 million, or 0.9% of net sales, compared to $8.8 million, or 0.8% of net sales, for the comparable period in 2025. The increase in R&D expenses in each of the three and nine months ended September 30, 2026 as compared to the applicable prior period was primarily driven by ongoing initiatives to enhance product designs and support innovation and quality improvement efforts, as well as inflationary cost impacts.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Royalty Expense
The Company has trademark license agreements with The Goodyear Tire & Rubber Company to manufacture and sell certain farm, ATV and truck tires under the Goodyear brand. These agreements cover sales in North America, Latin America, Europe, the Middle East, Africa, Australia, New Zealand, Russia, and other Commonwealth of Independent States countries. The farm and ATV agreement is scheduled to expire in 2029 with annual renewal options following the initial term. The truck tires royalty agreement expires December 31, 2028. The Company also has a trademark license agreement with Carlisle Companies, Inc. to manufacture and sell certain tires under the Carlisle® brand. This trademark license agreement is scheduled to expire in 2033. Royalty expenses for the three months ended September 30, 2026 were $2.7 million, or 0.8% of net sales, compared to $3.4 million, or 1.0% of net sales, for the three months ended September 30, 2025. Royalty expenses for the nine months ended September 30, 2026 were $7.7 million, or 0.7% of net sales, compared to $8.3 million, or 0.8% of net sales, for the nine months ended September 30, 2025.

Restructuring and Other Charges
On March 18, 2026, the Company announced the consolidation of its North American production operations, which will result in the cessation of production in its manufacturing facility in Jackson, Tennessee in the fourth quarter 2026. As a result, we recorded $1.4 million of restructuring expenses during the three months ended September 30, 2026 and $27.4 million of restructuring and other charges during the nine months ended September 30, 2026. The restructuring expense recognized during the three months period consisted primarily of severance costs associated with the elimination of certain positions. The charges recorded during the nine month period consisted of $23.5 million of impairment charges related to the building ROU asset and certain manufacturing plant and equipment, as well as $3.9 million of severance costs associated with workforce reductions resulting from the consolidation initiative.

(Loss) Income from Operations
Loss from operations for the three months ended September 30, 2026 was $1.0 million, compared to income from operations of $3.7 million for the three months ended September 30, 2025, primarily due to lower gross profit discussed above.

Loss from operations for the nine months ended September 30, 2026 was $12.8 million, compared to income from operations of $13.3 million for the nine months ended September 30, 2025. The decrease in operating results was primarily attributable to the $27.4 million of restructuring and other charges associated with the consolidation of the Company's North American production operations, as discussed above. Excluding these charges, operating results improved over the prior year period, driven by continued cost reduction and productivity initiatives.

OTHER PROFIT/LOSS ITEMS

Interest Expense
Interest expense was $9.8 million and $9.7 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense was $29.7 million and $28.9 million for the nine months ended September 30, 2026 and 2025, respectively. Interest expense for both the three and nine month periods ended September 30, 2026 was comparable to the corresponding prior year periods.

Interest Income
Interest income was $2.5 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, remaining comparable to the prior year period. Interest income was $6.7 million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively. Interest income remained relatively consistent with the prior year periods.

Foreign Exchange Loss
Foreign exchange loss was $0.7 million for the three months ended September 30, 2026, compared to a $2.0 million loss for the three months ended September 30, 2025. The change was primarily driven by favorable translation of intercompany balances at certain foreign subsidiaries. These balances are denominated in local currencies rather than the Company’s reporting currency, the U.S. dollar, and are remeasured each reporting period based on current exchange rates, as they are expected to be settled in the future.

Foreign exchange loss was $1.1 million for the nine months ended September 30, 2026, compared to a $4.8 million loss for the nine months ended September 30, 2025. The year-over-year change was primarily driven by the same foreign currency remeasurement impacts on intercompany balances discussed above.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Other Income (Loss)
Other income was $0.3 million for the three months ended September 30, 2026, as compared to other loss of $2.5 million in the comparable period of 2025. This change was primarily attributable to a $2.9 million charge in 2025 related to the write-off of assets that were associated with the reimbursement of premiums paid under certain life insurance policies held for certain owners of a previously acquired business.

Other income was $1.5 million for the nine months ended September 30, 2026, as compared to other loss of $0.8 million in the comparable period of 2025. This change was primarily attributable to the same $2.9 million charge in 2025 discussed above.

Provision (Benefit) for Income Taxes
The Company recorded income tax expense of $0.2 million and $0.0 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $2.4 million and $3.9 million, respectively. The Company's effective income tax rate was (2.0)% and 0.5% for the three months ended September 30, 2026 and 2025, respectively, and (6.9)% and (27.3)% for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the income tax expense differed between periods due to an overall decrease in pre-tax income, slightly offset by a valuation allowance on the domestic operations, and certain discrete tax benefits recorded in 2026.

The Company’s 2026 and 2025 income tax expense and rates differed from the amount of income tax determined by applying the U.S. Federal income tax rate to pre-tax income primarily as a result of foreign income tax rate differential on the mix of earnings and a valuation allowance on most domestic federal and state operations.

Net Loss and Loss per Share from Continuing Operations
Net loss from continuing operations for the three months ended September 30, 2026 was $8.8 million, compared to net loss of $7.7 million for the same period in 2025. Basic and diluted loss from continuing operations per share was $0.14 for the three months ended September 30, 2026, compared to basic and diluted loss from continuing operations per share of $0.12 in the prior year period. The change in net income and earnings per share was primarily driven by the factors discussed above.

Net loss from continuing operations for the nine months ended September 30, 2026 was $37.8 million, compared to net loss from continuing operations of $18.4 million for the same period in 2025. Basic and diluted loss from continuing operations per share was $0.59 for the nine months ended September 30, 2026, compared to basic and diluted loss from continuing operations per share of $0.29 in the prior year period. The change in net loss and loss per share was primarily attributable to the factors discussed above.

Net (Loss) Income from Discontinued Operations
Net loss from discontinued operations for the three and nine months ended September 30, 2026 were $33.7 million and $22.6 million, respectively. Net income from discontinued operations for the three and nine months ended September 30, 2025 were $5.3 million and $12.4 million, respectively. The discontinued operations operating results reflect amounts attributed to the ITM business. The change in the results of operations for the ITM business for each of the three months and nine months ended September 30, 2026, compared to the prior year periods, was primarily attributable to an estimated pre-tax loss of approximately $38.5 million recognized in connection with the planned sale of ITM. See Part I, Item 1, Note 2, Discontinued Operations for more information.

Net Loss and Loss per Share
Net loss for the three months ended September 30, 2026 was $42.5 million, compared to net loss of $2.5 million for the same period in 2025. Basic and diluted loss per share was $0.66 for the three months ended September 30, 2026, compared to basic and diluted loss per share of $0.04 in the prior year period. The change in net loss and loss per share was primarily driven by the factors discussed above.

Net loss for the nine months ended September 30, 2026 was $60.4 million, compared to net loss of $6.0 million for the same period in 2025. Basic and diluted loss per share was $0.95 for the nine months ended September 30, 2026, compared to basic and diluted loss per share of $0.12 in the prior year period. The change in net loss and loss per share was primarily attributable to the factors discussed above.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
SEGMENT INFORMATION

Segment Summary (amounts in thousands, except percentages):

Three months ended September 30, 2026	Agricultural	Consumer	Earthmoving/Construction	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$156,878	$120,900	$57,399	$—	$335,177
Gross profit	11,970	33,355	4,090	—	49,415
Profit margin	7.6%	27.6%	7.1%	—	14.7%
(Loss) income from operations	(3,960)	13,282	(1,791)	(8,502)	(971)
Three months ended September 30, 2025
Net sales	$177,578	$125,008	$54,672	$—	$357,258
Gross profit	23,426	29,314	3,334	—	56,074
Profit margin	13.2%	23.4%	6.1%	—	15.7%
Income (loss) from operations	5,564	7,726	(2,412)	(7,158)	3,720

Nine months ended September 30, 2026	Agricultural	Consumer	Earthmoving/Construction	Corporate/ Unallocated Expenses	Consolidated Totals
Net sales	$518,619	$397,148	$180,853	$—	$1,096,620
Gross profit	53,630	93,742	16,886	—	164,258
Profit margin	10.3%	23.6%	9.3%	—	15.0%
Income (loss) from operations	3,493	6,904	217	(23,444)	(12,830)
Nine months ended September 30, 2025
Net sales	$548,804	$374,744	$163,223	$—	$1,086,771
Gross profit	72,715	79,566	11,814	—	164,095
Profit margin	13.2%	21.2%	7.2%	—	15.1%
Income (loss) from operations	22,659	17,152	(3,721)	(22,801)	13,289

Agricultural Segment Results
Agricultural segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2026	2025	% Decrease	2026	2025	% Decrease
Net sales	$156,878	$177,578	(11.7)%	$518,619	$548,804	(5.5)%
Gross profit	11,970	23,426	(48.9)%	53,630	72,715	(26.2)%
Profit margin	7.6%	13.2%	(42.4)%	10.3%	13.2%	(22.0)%
(Loss) income from operations	(3,960)	5,564	(171.2)%	3,493	22,659	(84.6)%

Net sales in the agricultural segment were $156.9 million for the three months ended September 30, 2026, as compared to $177.6 million for the comparable period in 2025. The change was primarily due to lower sales volumes in the Americas, driven by lower farm income, higher financing costs, and continued inventory reduction initiatives by OEM and aftermarket customers.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Gross profit in the agricultural segment was $12.0 million for the three months ended September 30, 2026, as compared to $23.4 million in the comparable period in 2025.  The change was primarily attributable to lower sales volumes and the resulting reduction in fixed cost leverage, and higher material costs.

Loss from operations in the Company's agricultural segment was $4.0 million for the three months ended September 30, 2026, as compared to income of $5.6 million for the three months ended September 30, 2025. The overall change in (loss) income from operations was primarily a result of lower gross profit discussed above.

Net sales in the agricultural segment were $518.6 million for the nine months ended September 30, 2026, as compared to $548.8 million for the comparable period in 2025. The change was attributable to lower sales volumes in the Americas, driven by the same macroeconomic and industry conditions discussed previously. Favorable foreign currency translation, primarily resulting from the strengthening of the Brazilian real against the U.S. dollar, partially offset the decline in net sales and increased reported sales by approximately 1.6% between periods.

Gross profit in the agricultural segment was $53.6 million for the nine months ended September 30, 2026, as compared to $72.7 million in the comparable period in 2025. The change in gross profit was primarily attributable to lower sales volumes and the resulting reduction in fixed cost leverage, as well as inflationary cost pressures.

Income from operations in the Company's agricultural segment was $3.5 million for the nine months ended September 30, 2026, as compared to income of $22.7 million for the nine months ended September 30, 2025. The change in income from operations was primarily a result of lower gross profit mentioned previously.

Consumer Segment Results
Consumer segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2026	2025	% Increase/ (Decrease)	2026	2025	% Increase/ (Decrease)
Net sales	$120,900	$125,008	(3.3)%	$397,148	$374,744	6.0%
Gross profit	33,355	29,314	13.8%	93,742	79,566	17.8%
Profit margin	27.6%	23.4%	17.9%	23.6%	21.2%	11.3%
Income from operations	13,282	7,726	71.9%	6,904	17,152	(59.7)%

Consumer segment net sales were $120.9 million for the three months ended September 30, 2026, as compared to $125.0 million for the three months ended September 30, 2025. The change was primarily driven by lower sales volumes in the Titan Specialty business, reflecting lower customer demand compared to the prior year period. The prior year period benefited from a shift in customer order timing from the second quarter to the third quarter resulting from tariff policies in effect at that time.

Gross profit from the consumer segment was $33.4 million for the three months ended September 30, 2026, as compared to $29.3 million for the three months ended September 30, 2025. The increase was primarily driven by $3.5 million of net tariff refund recoveries, which were recorded as a reduction of cost of goods sold.

Consumer segment income from operations was $13.3 million for the three months ended September 30, 2026, as compared to income of $7.7 million for the three months ended September 30, 2025. The increase was primarily driven by the higher gross profit as well as cost reduction initiatives implemented at production facilities.

Consumer segment net sales were $397.1 million for the nine months ended September 30, 2026, as compared to $374.7 million for the nine months ended September 30, 2025. The increase was primarily driven by favorable pricing and product mix, reflecting actions taken to offset higher input costs, as well as higher sales volumes resulting from improved customer demand compared to the prior year period. Net sales also benefited from favorable foreign currency translation, which increased reported sales by approximately 1.1%.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations

Gross profit from the consumer segment was $93.7 million for the nine months ended September 30, 2026, as compared to $79.6 million for the nine months ended September 30, 2025. The increase was primarily driven by higher sales volumes, which resulted in improved fixed cost leverage, as well as $8.1 million of net tariff refund recoveries recognized as a reduction of cost of goods sold.

Consumer segment income from operations was $6.9 million for the nine months ended September 30, 2026, as compared to income of $17.2 million for the nine months ended September 30, 2025. The change was primarily attributable to $27.4 million of restructuring and other charges recognized during the nine months ended September 30, 2026, related to the cessation of production of the Company’s manufacturing facility in Jackson, Tennessee. These charges were partially offset by the increased gross profit discussed above.

Earthmoving/Construction Segment Results
Earthmoving/Construction segment results for the periods presented below were as follows (amounts in thousands, except percentages):

	Three months ended			Nine months ended
	September 30,			September 30,
	2026	2025	% Increase	2026	2025	% Increase
Net sales	$57,399	$54,672	5.0%	$180,853	$163,223	10.8%
Gross profit	4,090	3,334	22.7%	16,886	11,814	42.9%
Profit margin	7.1%	6.1%	16.4%	9.3%	7.2%	29.2%
(Loss) income from operations	(1,791)	(2,412)	25.7%	217	(3,721)	105.8%

The Company's earthmoving/construction segment net sales were $57.4 million for the three months ended September 30, 2026, as compared to $54.7 million in the comparable period in 2025. The increase was driven by higher sales volumes in Europe reflecting recent business awards and increased market share, and pricing actions implemented to offset higher input costs. In addition, favorable foreign currency translation increased net sales by approximately 0.7% between periods.

Gross profit in the earthmoving/construction segment was $4.1 million for the three months ended September 30, 2026, as compared to $3.3 million for the three months ended September 30, 2025. The increase in gross profit was mainly driven by higher sales volumes and productivity initiatives across the Company's production facilities.

The Company's earthmoving/construction segment loss from operations was $1.8 million for the three months ended September 30, 2026, as compared to loss of $2.4 million for the three months ended September 30, 2025. The change was primarily attributable to higher gross profit mentioned previously.

The Company's earthmoving/construction segment net sales were $180.9 million for the nine months ended September 30, 2026, as compared to $163.2 million in the comparable period in 2025. The increase was primarily driven by higher sales volumes, reflecting stronger customer demand in both the European and Americas markets, and pricing actions to offset higher input costs. Net sales also benefited from favorable foreign currency translation, which increased net sales by approximately 2.0% during the period.

Gross profit in the earthmoving/construction segment was $16.9 million for the nine months ended September 30, 2026, as compared to $11.8 million for the nine months ended September 30, 2025. The increase was primarily driven by higher sales volumes, resulting in improved fixed cost absorption.

The Company's earthmoving/construction segment income from operations was $0.2 million for the nine months ended September 30, 2026, as compared to loss of $3.7 million for the nine months ended September 30, 2025. The increase was primarily driven by the higher gross profit discussed above.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Corporate & Unallocated Expenses
Segment profit excludes unallocated corporate expenses of $8.5 million and $23.4 million for the three and nine months ended September 30, 2026, respectively, compared to $7.2 million and $22.8 million for the three and nine months ended September 30, 2025, respectively. Unallocated corporate expenses primarily consist of corporate selling, general and administrative expenses. The increases for the three and nine month periods ended September 30, 2026, were primarily driven by higher research and development expenditures and increased software related costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
As of September 30, 2026, the Company reported $172.8 million of cash and cash equivalents, which decreased as compared to the December 31, 2025 balance of $202.9 million, due to the net effect of the following items:

Operating Cash Flows
Summary of cash flows from operating activities of continuing operations:

(Amounts in thousands)	Nine months ended September 30,
	2026	2025	Change
Net loss from continuing operations	$(37,792)	$(18,407)	$(19,385)
Depreciation and amortization	40,621	39,844	777
Restructuring and other charges	27,418	—	27,418
Deferred income tax benefit	(7,739)	(2,852)	(4,887)
Foreign currency loss	1,823	5,543	(3,720)
Accounts receivable	(22,883)	(38,987)	16,104
Inventories	2,083	(8,484)	10,567
Prepaid and other current assets	(127)	(5,206)	5,079
Accounts payable	2,234	20,015	(17,781)
Other current liabilities	15,891	10,754	5,137
Other liabilities	3,221	2,741	480
Other operating activities	(5,472)	(3,134)	(2,338)
Net cash provided by operating activities of continuing operations	$19,278	$1,827	$17,451

During the nine months ended September 30, 2026 and 2025 cash flows provided by operating activities of continuing operations were $19.3 million and $1.8 million, respectively, primarily reflecting favorable changes in working capital, partially offset by other operating activities.

Summary of the components of cash conversion cycle of continuing operations:

	September 30,	December 31,	September 30,
	2026	2025	2025
Days sales outstanding	52	51	55
Days inventory outstanding	111	117	101
Days payable outstanding	(60)	(62)	(56)
Cash conversion cycle	103	106	100

Cash conversion cycle increased by three days when comparing September 30, 2026 to September 30, 2025. The change was primarily driven by an increase in days inventory outstanding, reflecting higher material costs during the three months ended September 30, 2026, compared to the corresponding period in 2025.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
Investing Cash Flows
Summary of cash flows from investing activities of continuing operations:

(Amounts in thousands)	Nine months ended September 30,
	2026	2025	Change
Capital expenditures	$(25,232)	$(30,344)	$5,112
Proceeds from sale of fixed assets	1,543	235	1,308
Cash used for investing activities of continuing operations	$(23,689)	$(30,109)	$6,420

During the nine months ended September 30, 2026, net cash used in investing activities of continuing operations was $23.7 million, as compared to the $30.1 million recorded in the corresponding period of 2025. The change was primarily due to lower capital expenditures in 2026. Capital expenditures were primarily related to plant equipment upgrades, productivity initiatives, and tools, dies and molds supporting new product development. The reduction in capital spending in 2026 reflected Titan's continued focus on optimizing cash flow and capital deployment.

Financing Cash Flows
Summary of cash flows from financing activities of continuing operations:

(Amounts in thousands)	Nine months ended September 30,
	2026	2025	Change
Proceeds from borrowings	$94,513	$72,672	$21,841
Payment on debt	(107,804)	(62,307)	(45,497)
Other financing activities	(222)	(48)	(174)
Net cash (used for) provided by financing activities of continuing operations	$(13,513)	$10,317	$(23,830)

During the nine months ended September 30, 2026, $13.5 million of cash was used for financing activities of continuing operations. This outflow was primarily driven by $107.8 million in debt repayments, partially offset by $94.5 million in borrowings to support working capital requirements.

During the nine months ended September 30, 2025, $10.3 million of cash was provided by financing activities. This cash inflow was due to $72.7 million in borrowings to meet increased working capital requirements, partially offset by $62.3 million in debt payments.

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
These covenants are subject to a number of exceptions and qualifications that are described in the credit and security agreement and the indenture relating to the 7.00% senior secured notes due 2028. These restrictions could limit the Company’s ability to respond to market conditions, provide for unanticipated capital investments, raise additional debt or equity capital, pay

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
dividends, repurchase stock or take advantage of business opportunities, including future acquisitions. The Company was in compliance with these debt covenants at September 30, 2026.

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

Summarized Balance Sheets:

(Amounts in thousands)	September 30, 2026	December 31, 2025
Assets
Current assets	$74,112	$59,860
Property, plant, and equipment, net	86,272	89,096
Intercompany accounts receivable from non-guarantor subsidiaries, net	619,099	680,039
Other long-term assets	76,033	71,839
Liabilities
Current liabilities	94,414	77,406
Long-term debt	531,676	554,029
Other long-term liabilities	296	2,922

Summarized Statement of Operations:

(Amounts in thousands)	Nine months ended
September 30, 2026
Net sales	$355,815
Gross profit	20,339
Loss from operations	(30,786)
Net loss	(48,345)

Liquidity Outlook
The Company believes it has sufficient liquidity to meet its anticipated cash requirements over the next 12 months. At September 30, 2026, the Company had $172.8 million of cash and cash equivalents, of which $155.3 million was held in foreign countries.

As of September 30, 2026, there were $133.0 million of borrowings outstanding under the Company's $225.0 million credit facility. Titan's availability under this credit facility may be less than $225.0 million as of any particular date, as a result of outstanding letters of credit and eligible accounts receivable and inventory balances at certain domestic and Canadian subsidiaries. Based on eligible accounts receivable and inventory balances, the Company's total amount available for borrowing under the credit facility at September 30, 2026 totaled $195.8 million. With outstanding letters of credit totaling $6.4 million and $133.0 million in borrowings under the revolving credit facility, the net amount available for borrowing under the credit facility at September 30, 2026 totaled $56.4 million.

TITAN INTERNATIONAL, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
The Company expects full-year 2026 capital expenditures to range from approximately $35 million to $40 million. These capital expenditures are anticipated to be used primarily to continue to enhance the Company’s existing facilities and manufacturing capabilities and drive productivity gains, along with the purchase of new tools, dies and molds related to new product development.

Cash payments for interest are currently forecasted to between $16 million and $17 million for the remainder of 2026 based on September 30, 2026 debt balances and debt maturities. The forecasted interest payments are comprised primarily of the semi-annual interest payments totaling approximately $14 million to be paid in October 2026 for the 7.00% senior secured notes, and between $2 million and $3 million of payments on the Company's various credit facilities, which are variable dependent upon on the prevailing rates and outstanding debt levels within each month.

Cash and cash equivalents along with anticipated internal cash flows from operations and utilization of availability on global credit facilities, are expected to provide sufficient liquidity for working capital needs, debt maturities, and capital expenditures. Potential divestitures and unencumbered assets may also be a means to provide for future liquidity needs, including the anticipated proceeds from the recent announcement of the sale of ITM expected to close in January 2027.

CRITICAL ACCOUNTING ESTIMATES
There were no material changes in the Company’s Critical Accounting Estimates since the filing of the 2025 Form 10-K. As discussed in the 2025 Form 10-K, the preparation of the Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates, assumptions, and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates and assumptions.  Refer to Note 1, “Basis of Presentation and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q, for a discussion of the Company’s updated accounting policies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Titan management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, Titan's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Titan in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time frames specified in the SEC's rules and forms and accumulated and communicated to Titan management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of fiscal year 2026 and that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims arising out of the normal course of its business, which cover a wide range of matters, including environmental issues, product liability, contracts, and labor and employment matters. See Note, 18 Litigation of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion, which is incorporated herein by reference.

Item 1A. Risk Factors

Except for the additional risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors” of the 2025 Form 10-K.

Geopolitical and military conflict have increased volatility in global economic conditions, which may impact our business.
Ongoing military conflicts, particularly the current military conflicts involving the United States, Israel and Iran, and heightened geopolitical tensions have contributed to increased volatility in global economic conditions, including disruptions to supply chains, fluctuations in commodity and energy prices, and increased transportation costs. While we do not have material operations in regions directly affected by active military conflict, these developments have had, and may continue to have, indirect effects on our business.

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

The proposed sale of ITM may not be completed on the anticipated terms or timing that we anticipate, and the Sale of the Undercarriage Business may not achieve the benefits that we anticipate.

We have entered into an agreement to sell ITM, which controls our undercarriage business. Completion of the Sale of the Undercarriage Business is subject to the satisfaction of customary closing conditions and other matters that may be outside of our control. Currently, we anticipate that the Sale of the Undercarriage Business will close in first quarter of 2027. However, there can be no assurance that the Sale of the Undercarriage Business will be completed within this anticipated time frame or on the terms we expect, including generating the level of cash proceeds that we currently expect.

The pending nature of the Sale of the Undercarriage Business may disrupt ITM’s business and relationships with customers, suppliers and employees, divert management attention and other resources from our ongoing operations, and result in transaction-related costs, regardless of whether the transaction is completed. In addition, our expectations regarding the financial and strategic effects of the transaction are based on estimates and assumptions that are subject to risks and uncertainties, and actual results may differ materially from those anticipated. If the Sale of the Undercarriage Business is completed, we may not realize the anticipated benefits of the disposition and may retain certain obligations or liabilities associated with ITM following the sale. Any of these matters could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We did not effect any stock repurchases during the three months ended September 30, 2026.

Refer to “Liquidity and Capital Resources” in Part I, Item 2 of this Form 10-Q for information on debt restrictions associated with payment of dividends.

Item 5. Other Information

Rule 10b5-1 Trading Plans Adopted by Officers and Directors in the Third Quarter

During the fiscal quarter ended September 30, 2026, Paul G. Reitz, President and Chief Executive Officer of the Company, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading arrangement was adopted on September 28, 2026, has a term beginning January 19, 2027 and ending October 13, 2027, and provides for the sale of up to 225,000 shares of the Company's common stock, subject to the terms and conditions set forth in the arrangement.

Other than the foregoing Rule 10b5-1 trading arrangement adopted by Mr. Reitz, none of our directors or officers as defined in Rule 16a-1 under the Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.12(s)*	Sale and Purchase Agreement, dated as of September 21, 2026, by and between Titan ITM Holding S.p.A., Titan Europe, and Usco, S.p.A.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 U.S.C.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Current Report on Form 10-Q formatted as inline XBRL

(s) Incorporated by reference to Exhibit 2.1 contained in the Company’s Current Report on Form 8-K filed on September 25, 2026 (No. 1-12936).

* Exhibits and schedules omitted pursuant to Instruction 4 to Form 8-K and certain information has been excluded which is not material and the Company customarily and actually treats as private or confidential. The Company agrees to furnish supplementally to the Securities and Exchange Commission such omitted information upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITAN INTERNATIONAL, INC.
(Registrant)

Date:	October 28, 2026	By:	/s/ PAUL G. REITZ
Paul G. Reitz
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TONY C. EHELI
Tony C. Eheli
SVP and Chief Financial Officer
(Principal Financial Officer)